Form 10-Q
period 2025-09-30
Terra Innovatum Global N.V.
filed 2025-11-17
CIK 2067627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-42901

TERRA INNOVATUM GLOBAL N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Via della Chiesa XXXII, 759 Lucca, Italy 55100
(Address of principal executive offices, including zip code)

+39 0583 55797
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value of €0.01 per share	NKLR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2025, there were 70,300,948 ordinary shares outstanding.

TERRA INNOVATUM GLOBAL N.V.

i

EXPLANATORY NOTE

On October 9, 2025, subsequent to the end of the quarterly period ended September 30, 2025, the quarterly period to which this Quarterly Report on Form 10-Q relates, Terra Innovatum Global N.V. (formerly known as Terra Innovatum Global s.r.l.), a public limited liability company organized under Dutch law (the “Company”), consummated its previously announced business combination. Pursuant to several transactions contemplated under the Business Combination Agreement, dated as of April 21, 2025 (the “Business Combination Agreement”) by and among Terra Innovatum s.r.l., an Italian limited liability company (“Terra OpCo”) and GSR III Acquisition Corp., a Cayman Islands exempted company (“GSR III”), Terra OpCo caused to be formed Terra Innovatum Global s.r.l., an Italian limited liability company (Italian Società a responsabilità limitata) with the same quotaholders in the same ownership percentages as Terra Opco, (“New TopCo”); New TopCo converted into Terra Innovatum Global N.V., a limited liability company organized under Dutch law, referred to herein as “Terra” or the “Company”; GSR III Cayman Merger Sub (a wholly-owned subsidiary of Terra) was merged with and into GSR III, with GSR III surviving the merger as a wholly owned subsidiary of Terra (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Except as otherwise expressly provided herein, the information in this Quarterly Report on Form 10-Q does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Terra Innovatum Global, N.V.
(formerly Terra Innovatum Global, Srl.)
Consolidated Balance Sheets
(Unaudited) (all amounts in USD)(in thousands)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,151	$69
Deferred transaction costs	1,114	-
Prepaid expenses and other current assets	385	65
Total current assets	3,650	134
Equipment, net	98	-
Total assets	$3,748	$134
Liabilities and quotaholders’ deficit
Current liabilities:
Accounts payable	$3,708	$32
Accrued expenses and other current liabilities	221	21
Bridge loans, net	3,557	-
Total current liabilities	7,486	53
Related party loan, non-current	325	107
Other non-current liabilities	167	6
Total liabilities	7,978	166
Commitments and contingencies (Note 5)
Quotaholders’ deficit:
Corporate capital	15	3
Additional paid-in capital	1,402	-
Accumulated deficit	(5,617)	(37)
Accumulated other comprehensive income	(30)	2
Total quotaholders’ deficit	(4,230)	(32)
Total liabilities and quotaholders’ deficit	$3,748	$134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Terra Innovatum Global N.V.
(formerly Terra Innovatum Global, Srl.)
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited) (all amounts in USD)(in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Selling, general and administrative	$2,135	$2	$5,655	$7
Development costs	155	16	244	53
Total operating expenses	2,290	18	5,899	60
Loss from operations	(2,290)	(18)	(5,899)	(60)

Other income (expenses):
Other income - related party	-	34	-	96
Other expense	(160)	-	(215)	-
Interest expense	(537)	-	(726)	-
Change in fair value - warrant liability	-	-	1,260	-
Total other (expense) income, net	(697)	34	319	96
(Loss) income before income taxes	(2,987)	16	(5,580)	36
(Provision) benefit for income taxes	-	-	-	-
Net (loss) income	$(2,987)	$16	$(5,580)	$36
Other comprehensive (loss) income
Change in foreign currency translation adjustment	(49)	27	(32)	26
Total comprehensive (loss) income	$(3,036)	$43	$(5,612)	$62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Terra Innovatum Global N.V.
(Formerly Terra Innovatum Global, Srl.)
Consolidated Statements of Changes in Quotaholders’ Deficit
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited) (all amounts in USD)(in thousands)

		Additional		Accumulated other	Total quotaholders’
	Corporate	Paid-in-	Accumulated	comprehensive	(deficit)
	capital	capital	deficit	income (loss)	equity
Balance at December 31, 2024	$3	$-	$(37)	$2	$(32)
Net income (loss)	-	-	(1,448)	-	(1,448)
Foreign currency translation	-	-	-	6	6
Balance at March 31, 2025	$3	$-	$(1,485)	$8	$(1,474)
Net income (loss)	-	-	(1,145)	-	(1,145)
Capital contributions	12	-	-	-	12
Issuance of warrants, net	-	1,077	-	-	1,077
Foreign currency translation	-	-	-	11	11
Balance at June 30, 2025	$15	$1,077	$(2,630)	$19	$(1,519)
Net income (loss)	-	-	(2,987)	-	(2,987)
Issuance of bridge loans, net	-	325	-	-	325
Foreign currency translation	-	-	-	(49)	(49)
Balance at September 30, 2025	$15	$1,402	$(5,617)	$(30)	$(4,230)

		Additional	Accumulated deficit/	Accumulated other	Total
	Corporate	Paid-in-	Retained	comprehensive	quotaholders’
	capital	capital	earnings	(loss) income	(deficit) equity
Balance at December 31, 2023	$3	$-	$(3)	$-	$-
Net income (loss)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-
Balance at March 31, 2024	$3		$(3)	$-	$-
Net income (loss)	-	-	20	-	20
Foreign currency translation	-	-	-	(1)	(1)
Balance at June 30, 2024	$3	$-	$17	$(1)	$19
Net income (loss)	-	-	16	-	16
Foreign currency translation	-	-	-	29	29
Balance at September 30, 2024	$3	$-	$33	$28	$64

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Terra Innovatum Global, N.V.
(formerly Terra Innovatum Global, Srl.)
Consolidated Statements of Cash Flows
(Unaudited) (all amounts in USD)(in thousands)

	For The Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(5,580)	$36
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Unrealized foreign exchange loss (gain)	15	(28)
Change in fair value of warrants	(1,260)	-
Interest expense - non-cash	646	-
Changes in operating assets and liabilities:
Due from related parties	-	9
Prepaid expenses and other current assets	(290)	(7)
Accounts payable	2,439	(1)
Accrued expenses and other current liabilities	245	3
Other non-current liabilities	97	-
Net cash (used in) provided by operating activities	(3,688)	12
Cash flows from investing activities
Purchases of equipment	(94)	-
Net cash used in investing activities	(94)	-
Cash flows from financing activities
Proceeds from Bridge Loans	5,577	-
Payment of debt issuance costs for Bridge Loans	(24)	-
Capital contributions	11	-
Proceeds from related party loans	195	-
Net cash provided by financing activities	5,759	-
Effect of exchange rate changes on cash and cash equivalents	105	-
Net change in cash and cash equivalents	1,977	12
Cash and cash equivalents at beginning of the period	69	2
Cash and cash equivalents at end of the period	$2,151	$14
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Unpaid deferred transaction costs	$1,062	$-
Reclassification of liability-classified to equity-classified warrants	$193	$-
Fair value of warrant liability	$1,485
Issuance costs allocated to Bridge Loans	$10	$-
Equity classified warrants in conjunction with Bridge Loans	$1,329	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Terra Innovatum Global N.V.
(formerly Terra Innovatum Global, Srl.)
Notes to the Consolidated Financial Statements
(Unaudited)(in thousands)

Note 1. Organization

Terra Innovatum Global, Srl. (the “Company”), an Italian limited liability company limited by shares was formed on April 29, 2025, for the purpose of becoming the ultimate parent company following the transactions contemplated in a merger agreement (the “Merger Agreement”) entered into on April 21, 2025, by Terra Innovatum, Srl., GSR III Acquisition Corp. (“GSR III”), and other parties (also see Note 5 — Commitments and Contingencies). The Company’s legal headquarters is in Lucca Italy, San Marco district at Via Matteo Trenta No. 117.

Terra Innovatum, Srl. was incorporated under the laws of Italy on September 23, 2021 and is headquartered in Lucca, Italy. Terra Innovatum, Srl. is a pioneering nuclear energy technology company developing the SOLO Micro-Modular Nuclear Reactor (“SOLO”), a breakthrough solution designed to address critical challenges in clean energy production. The Company’s reactor represents a significant technological and engineering advancement, offering a compact, safe, and economically compelling alternative to traditional energy infrastructure. The SOLO reactor’s core innovation lies in its ability to generate 1 MWe of electricity baseload with a continuous operational cycle of up to 15 years, extendable to 45 years through strategic refueling, with a fixed and competitive projected levelized cost of energy. The Company’s strategic roadmap targets commercial deployment by 2028, with a clear focus on delivering a scalable, modular nuclear solution that can be deployed across diverse markets — from industrial and infrastructure to remote and off-grid applications. Key differentiators include a gas-cooled design, multiple safety shutdown mechanisms, safeguard-by-design, small footprint, and the ability to use commercially available Low Enriched Uranium (“LEU”), which significantly reduces regulatory and technological barriers typical in nuclear energy development. The Company has made substantial progress in de-risking its First-of-a-Kind (“FOAK”) reactor, including initiating regulatory engagement with the U.S. Nuclear Regulatory Commission (“NRC”), and establishing a robust supply chain strategy. The Company has completed the reactor design, validated key technological components, and is advancing through critical regulatory milestones to achieve the Company’s 2027 FOAK reactor completion target.

On June 23, 2025, the Terra Innovatum, Srl. quotaholders, who collectively owned 100% of both Terra Innovatum Global, Srl. and Terra Innovatum, Srl., contributed 100% of their respective quotas in the capital of Terra Innovatum, Srl. to Terra Innovatum Global, Srl. (the “Contribution”). As a result of the Contribution, Terra Innovatum, Srl. became a wholly owned subsidiary of Terra Innovatum Global, Srl. This transaction represents a transfer of ownership interests between entities under common control and is accounted for in accordance with ASC 805-50, Business Combinations — Subtopic 50: Transactions Between Entities Under Common Control. Under this guidance, the assets and liabilities of Terra Innovatum, Srl. were transferred to Terra Innovatum Global, Srl. at their carrying amounts as of the date of transfer, with no recognition of goodwill or gain/loss. The Contribution also results in a change in the reporting entity under U.S. GAAP, as Terra Innovatum Global, Srl. now serves as the ultimate parent company for financial reporting purposes. Comparative financial statements have been retrospectively adjusted to reflect the financial position and results of operations of Terra Innovatum Global, Srl. as if the entities had always been combined. (Also, see below in “Contribution of Ownership Interests.”)

On September 29, 2025, the Company established GSR III Cayman Merger Sub as an exempted company under the laws of the Cayman Islands. The formation was executed to support the transactions contemplated in the Merger Agreement. GSR III Cayman Merger Sub is a wholly-owned subsidiary of the Company.

Merger

Background

On April 21, 2025, Terra Innovatum, Srl., GSR III, and such other parties that may become parties entered into the Merger Agreement. The following are the transactions contemplated in the Merger Agreement:

Pre-Closing Restructuring

Terra Innovatum, Srl. has undergone a pre-closing restructuring (the “Terra Innovatum, Srl. Pre-Closing Restructuring”):

●	Formation of Terra Innovatum Global, Srl.: On April 29, 2025, Terra Innovatum Global, Srl. was created with the same owners and ownership percentages as Terra Innovatum, Srl.

●	Contribution of Ownership Interests: On June 23, 2025, the Terra Innovatum, Srl. quotaholders, who collectively own 100% of both Terra Innovatum Global, Srl. and Terra Innovatum, Srl. effected the Contribution. As a result of the Contribution, Terra Innovatum, Srl. became a wholly owned subsidiary of Terra Innovatum Global Srl.

Formation of Terra MergerCo

After the Terra Innovatum, Srl. pre-closing Restructuring, Terra Innovatum Global, Srl. will form a Cayman Islands exempted company (“Terra MergerCo”) as a direct, wholly owned subsidiary to complete the merger.

Closing Date

On the closing date of the merger, Terra Innovatum Global, Srl. will be converted from an Italian limited liability company into a Dutch public limited company named Terra Innovatum Global, N.V. and GSR III will continue as the surviving entity and become a wholly owned subsidiary of Terra Innovatum Global, Srl. At the effective time of the Merger, each outstanding ordinary share of GSR III will be exchanged for one ordinary share of Terra Innovatum Global, Srl. (the “Merger”).

Registration and Listing

Terra Innovatum Global, Srl. plans to register the shares with the U.S. Securities and Exchange Commission and apply to list these shares on the Nasdaq Stock Market.

Conditions and Closing Date

The Merger requires approval from GSR III shareholders’ and the satisfaction of other customary closing conditions.

Accounting

The Merger will be accounted for as a recapitalization, with GSR III treated as the acquired company for accounting purposes and Terra Innovatum Global, Srl. will be treated as the accounting acquirer.

Note 2. Going Concern

As of September 30, 2025, the Company had cash of $2,151 and an accumulated deficit of approximately $5,617. For the nine months ended September 30, 2025, the Company used approximately $3,688 of cash in operating activities and has historically incurred recurring losses and negative operating cash flows. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements were issued.

Subsequent to the balance sheet date, on October 9, 2025, the Company completed the Merger (see “Note 13 – Subsequent Events”), which resulted in the conversion of $5,690 of Bridge Loans into equity and warrants and provided significant additional liquidity. Based on management’s current forecasts, expected cash outflows over the next 12 months to support FOAK development, engineering and licensing activities, and general business operations are not anticipated to exceed available liquidity. Management therefore believes that existing cash will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next 12 months.

The Company’s primary sources of liquidity are cash on hand, and its primary uses of liquidity are operating expenses, licensing activities, and capital expenditures. The Company continues to monitor its liquidity position and may consider additional financing arrangements, including equity offerings, to support its growth strategy as appropriate.

Note 3. Summary of Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months period ended September 30, 2025, as compared to the significant accounting policies described in Note 3 of the Notes to the financial statements in the Terra Innovatum, Srl’s audited financial statements and Note 3 of the Notes to the financial statements in Terra Innovatum Global, Srl’s audited financial statements both included in the Terra Innovatum Global S.R.L. Form S-4 Amendment No. 5 filed September 11, 2025 except for the accounting policies listed below.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in quotaholders’ deficit and cash flows. The consolidated financial statements include the financial statements of Terra Innovatum Global, Srl., Terra Innovatum, Srl. and GSR III Cayman Merger Sub. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2024, was derived from the Terra Innovatum, Srl. audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the Terra Innovatum, Srl. audited financial statements and the related notes thereto for the fiscal year ended December 31, 2024, and the Terra Innovatum Global, Srl. audited financial statements and the related notes thereto as of April 29, 2025 and for the period from April 29, 2025 (inception) and ended April 29, 2025, which provide a more complete discussion of the Company’s accounting policies and certain other information. The interim results for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Beginning with this quarterly report on Form 10-Q for the three and nine months ended September 30, 2025, the Company has elected to present all dollar amounts rounded to the nearest thousand dollars, unless otherwise indicated. In prior periods, including those presented in the Form S-4 Amendment No. 5 filed on September 11, 2025, financial information was presented in whole dollars. This change has been made to enhance the readability and consistency of financial disclosures. As a result, certain prior period amounts may not be directly comparable due to rounding differences.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, useful lives and recoverability of long-lived assets including equipment, equity-based compensation and contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as amounts reported on the statements of operations during the periods presented. Actual results could differ from those estimates.

Fixed Assets

The Company’s fixed assets are comprised of computer equipment. Computer equipment is stated at cost, net of accumulated depreciation. The Company capitalizes purchases of computer equipment that exceed its capitalization threshold and have a useful life of greater than one year. Depreciation is computed using the straight-line method over the estimated useful life of the asset. For computer equipment, the Company has determined a useful life of 6 years. Depreciation expense is recognized beginning in the month the asset is placed into service. Maintenance and repairs are expensed as incurred, while improvements that extend the useful life or enhance the functionality of the equipment are capitalized. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the period of disposal.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4. Related Party Transactions

During the three months ended September 30, 2025 and 2024, the Company earned other income of $0 and $34, respectively. During the nine months ended September 30, 2025 and 2024, the Company earned other income of $0 and $96 respectively, for engineering consulting services provided to related parties. The consulting services are unrelated to the core business of the Company and are included in the statement of operations under other income — related party.

During the year ended December 31, 2024, the Company entered into an interest-free loan agreement (the “2024 Loan Agreement”) with its quotaholders for approximately $216 which was provided in full by March 31, 2025. The loan is scheduled to mature on December 31, 2040, with automatic annual extensions permitted until December 31, 2045, unless repayment is requested by the quotaholders.

On March 21, 2025, the Company entered into a second interest-free loan agreement (the “2025 Loan Agreement”) with its quotaholders. The total loan amount of $221 is to be provided in cash installments by April 10, 2025, and matures on December 31, 2040. The maturity is subject to annual extensions until December 31, 2024, unless repayment is requested by the quotaholders.

As of September 30, 2025 and December 31, 2024, quotaholders advanced a total of $325 and $107, respectively, related to the 2024 and 2025 Loan Agreements.

Lease Agreement

On April 1, 2025, the Company entered into a lease agreement with Nine Nuclear and Industrial Engineering S.R.L. (“Nine”), a related party, to sublease three office rooms from a property unit located in Lucca, Sorbano del Giudice, Via della Chiesa XXXII n. 759. The three office rooms will be used exclusively for professional office purposes and related activities. The term of the lease agreement is 24 months starting from April 1, 2025 and ending on March 31, 2027. Each party may withdraw from the lease agreement at any time before the expiration date of the contract. The rent is $12 (€11 Euros) per annum, $1 (€1 Euros) and an immaterial monthly fee as a flat-rate reimbursement for utilities and cleaning costs (the “Lease Fee”), with the total monthly amount to be paid no later than the 10th of each month. The Lease Fee will be updated annually by 75% of the variation in the official consumer price indices for worker and employee families as determined by the Italian Statistics Day (“ISTAT”) in the previous year and subsequently year by year, with the first update taking effect on April 1, 2026. During the three and nine months ended September 30, 2025, the Company paid $3 and $7 in rent, respectively.

Engineering Services Agreement

On July 11, 2025, the Company entered into an engineering services agreement with Nine, a related party, to support the design of the SOLO project. Per the terms of the agreement, Nine committed to deliver certain technical services to the Company with a total value of $215 (€184 Euros) plus value added tax (“VAT”). The Company paid an initial one-time payment of $131 in September 2025.

FPoliSolutions LLC Agreement

On July 23, 2025, the Company entered into an engineering services agreement with FPoliSolutions LLC (“FPoli Solutions”), a related party. As per the terms of the agreement, FPoliSolutions will provide support for the development of the SOLO Micro Modular Reactor including technical assistance in safety analysis, hazard modeling, radiological consequence evaluation, risk-informed safety assessments, and techno-economic analysis for $90 with work completed during September 2025.

Note 5. Commitment and Contingencies

Moonshot Agreement

On December 18, 2024, the Company entered into an engagement letter with Park Avenue Capital Group Corp. (“PAC”) which was immediately superseded to enter an agreement to appoint Moonshot Warehouse LTD (“Moonshot”) who is an affiliate of PAC to provide financial advisory services in connection with a potential business combination with a special purpose acquisition company (“SPAC”). Under the agreement, Moonshot is engaged to assist with negotiation, structuring, and execution of the business combination, preparation of marketing materials, and securing potential backstop financing.

Pursuant to the agreement, the Company has committed to a retainer fee of $50, payable upon execution of the engagement letter, and a LOI signature fee of $25, payable upon signing a mutually exclusive letter of intent with a SPAC. Upon the public announcement of the business combination, the Company will be required to pay an announcement milestone fee of $225. Additionally, upon the closing of the business combination, Moonshot will be entitled to (i) a cash success fee of $2,500, (ii) 623,000 shares of the SPAC/combined entity’s ordinary shares, of which 223,000 shares shall be issued at the time of the closing of the business combination and the remaining 400,000 shares shall be issued in four tranches, subject to vesting conditions tied to certain milestones, and (iii) one million warrants with a strike price of $7.00 per share, exercisable within 60 months from the business combination closing date.

The agreement includes an expense reimbursement provision, under which the Company is responsible for reasonable, pre-approved out-of-pocket expenses incurred by Moonshot, capped at $50 unless otherwise agreed.

Additionally, the Company has agreed to indemnify Moonshot for certain liabilities arising from its engagement.

For the three and nine months ended September 30, 2025, the Company has incurred $17 and $284, respectively, in advisory fees, related to the Retainer Fee, LOI Signature Fee and announcement milestone payment. Future obligations under this agreement remain contingent upon the execution and closing of the business combination.

Loeb & Loeb LLP Agreement

On January 10, 2025, the Company entered into an engagement letter with Loeb & Loeb LLP (“Loeb”) who has agreed to represent the Company in connection with a SPAC merger, providing legal services including due diligence, drafting and reviewing key documents, and assisting with SEC filings and exchange listings. The engagement is capped at $1,250 in fees, with $250 payable in staged retainer payments. For the three and nine months ended September 30, 2025, the Company incurred $594 and $1,509 in fees, respectively.

Alliance Advisors, LLC Agreement

On May 9, 2025, the Company entered into an engagement letter with Alliance Advisors, LLC (“Alliance”) which outlines the terms under which Alliance will provide investor relations and advisory services to the Company starting May 1, 2025. Alliance will implement a financial communications program and receive a monthly fee of approximately $17 consisting of $10 in cash and $7 deferred until the Merger closes. A $75 success fee is also due upon a successful Nasdaq listing. The agreement includes provisions for additional services, expense reimbursements, and a 3% service fee for access to market intelligence tools. The engagement letter expires on April 30, 2026, however, has automatic annual renewals unless terminated with notice. If the Company does not complete the closing of the Merger by October 31, 2025, the Company will pay the deferred monthly fee in the aggregate amount of $39 by November 30th, 2025. For the three and nine months ended September 30, 2025, the Company has incurred $56 and $72 in fees, respectively.

Paragon Energy Solutions Agreement

On June 17, 2025, the Company entered into an engineering services agreement with Paragon Energy Solutions (“Paragon”). The agreement outlines a time-and-materials agreement for engineering study and support related to SOLO. Paragon will provide services including defining and documenting reactor protection systems, engineered safety features actuation systems and nuclear instrumentation system requirements, developing specifications, and collaborating with ABB Ltd. on non-safety distributed control systems. The contract allows the Company to suspend work if cost expectations for FOAK and commercial units are misaligned. For the three and nine months ended September 30, 2025, the Company has incurred $51 in fees.

Senior Advisor Agreement

On August 21, 2025, the Company entered into a senior advisor agreement with Alex Spiro who will engage as an independent contractor to serve as a strategic advisor and promoter for the Company, particularly in connection with the Merger. The term of the agreement is 36 months and outlines Spiro’s responsibilities, including strategic advisory, business development, investor introductions, and support for commercial agreements related to SOLO. Compensation includes a one-time grant of 180,000 restricted shares in the post-combination public entity (vesting over 36 months) and 1% commission on qualifying new business he originates.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Value added tax	$259	$-
Prepaid expenses	122	63
Tax receivables	-	2
Other	4	-
Total prepaid expenses and other current assets	$385	$65

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024

Deferred payable	$175	$-
Wages payable	37	10
Value added tax payable	5	-
Corporate and regional taxes payable	-	11
Other	4	-
Total accrued expenses and other current liabilities	$221	$21

Note 8. Bridge Loans and Warrants

Bridge Loans

In May, June, August and September 2025, the Company entered into a series of unsecured debt note subscription agreements (the “Bridge Loans”) with multiple lenders, generating aggregate gross proceeds of $5,687. In accordance with the terms of the agreements, the Bridge Loans bear interest at a fixed annual rate of 15%, payable in kind (“PIK”) calculated on the outstanding principal balance. The Bridge Loans mature one year from their respective issuance dates and are subject to mandatory early redemption upon the consummation of a qualifying business combination, such as the Merger. In such an event, all accrued and unaccrued interest becomes immediately due and payable on the 30th day following the completion of the qualifying transaction.

During May, June, August and September 2025, the company entered into multiple letter agreements to convert the Bridge Loans into ordinary shares of Terra Innovatum Global, Srl. if the Merger is completed (the “Bridge Loan Conversion”). If the Bridge Loan Conversion happens at the time of the Merger, the shares will be priced at $7.00 each. If the Merger does not occur by April 30, 2026, the Bridge Loan Conversion price will instead be based on a valuation of $100,000 divided by the fully diluted equity of Terra Innovatum Global, Srl. If the Merger is successful, the shares will be issued by the Company; if not, they will be issued by Terra Innovatum, Srl. or its parent company. If the Merger is completed, Terra Innovatum, Srl. is released from its obligations, and the Company assumes them. The lender is also entitled to a liquidation preference for shares received upon conversion, receiving either 150% of the conversion price or a pro rata share of the liquidation proceeds, whichever is greater.

In August 2025, we amended our Bridge Loan agreements. The liquidation preference in each agreement was modified to apply only upon termination of the Merger and entitles lenders to the greater of 150% of the conversion price, as defined, or a pro rata share of the equity issuer’s assets based on their ownership percentage. Upon consummation of the Merger, the liquidation preference will terminate. The amendment defines the coverage amount as 100% of the total number of shares issued upon conversion. Following the Merger, lenders will receive two sets of warrants to subscribe to a number of ordinary shares of the Company equal to the coverage amount, priced at $11.50 and $15.00 per share respectively. These warrants are exercisable within 36 months and do not include anti-dilution rights. Additionally, lenders are obligated to use their best efforts to actively support PIPE fundraising efforts and will earn a 3% commission on the funds raised through their efforts, payable in cash or ordinary shares of Terra Innovatum Global N.V.(see “Note 13 – Subsequent Events) at the applicable conversion price if the Merger is consummated.

Following the closing of the Merger, the lenders will be issued Company warrants (also see Note 10 — Quotaholders’ Deficit). The issuance of certain of these warrants was contingent upon meeting funding thresholds specified within those Bridge Loan agreements on June 6, 2025.

The Company incurred a total debt discount of $2,870 for the Bridge Loans as a result of the allocation of proceeds to the warrants that will be issued following consummation of the Merger, and we incurred total debt issuance costs of $14 which are being amortized over the term of the loans using the effective interest method. The effective interest rates on the Bridge Loans range from 22.72% to 153.73%. The weighted average interest rate as of September 30, 2025 is 98.80%.

As of September 30, 2025, the aggregate principal amount outstanding of the Bridge Loans, including interest paid in kind, was $5,938. The Bridge Loans are presented net of unamortized debt discount of $2,370 and issuance costs of $11, resulting in a net carrying value of $3,557.

Note 9. Fair Value Measurements

The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 —	Quoted prices for identical assets or liabilities in active markets.

Level 2 —	Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities, and observable inputs other than quoted prices such as interest rates or yield curves.

Level 3 —	Unobservable inputs reflecting management’s view about the assumptions that market participants would use in pricing the asset or liability.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Financial Instruments Not Recorded at Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts payable, prepaids, accrued expenses, due to related parties, the Bridge Loans, and a note payable — related party. The recorded carrying amounts of these accounts approximate their fair value due to their short-term nature.

Financial Instruments Recorded at Fair Value

As discussed in Note 8 — Bridge Loans and Warrants, certain warrants that will, under the terms of the Bridge Loan agreements, be issued following the Merger (the “Bridge Package Contingent Warrants”) contained provisions whereby the number of shares issuable was contingent upon the achievement of specified funding thresholds by June 6, 2025. Due to this potential variability in the number of shares subject to the warrants, the Company initially classified the Bridge Package Contingent Warrants as liabilities in accordance with the guidance in ASC 815-40. The Bridge Package Contingent Warrants are classified as Level 3.

On June 6, 2025, the funding threshold was not met, thereby resolving the contingency that affected the number of shares subject to the warrants. As a result, the Company performed a final fair value measurement of the Bridge Package Contingent Warrants, which resulted in recognition of a gain of $1,260, which is presented as change in fair value — warrant liability in the consolidated statement of operations and comprehensive loss. Immediately thereafter, the Bridge Package Contingent Warrants were reclassified to permanent equity in accordance with ASC 815-40-35. At September, 2025 and December 31, 2024, the Bridge Package Contingent Warrant liability was zero.

The following tables provide a summary of changes in the estimated fair value of the financial instruments using significant Level 3 inputs:

Balance - January 1, 2025	$-
Issuance of Bridge Package Contingent Warrants	1,485
Change in fair value of Bridge Package Contingent Warrants	(1,260)
Reclassification to permanent equity on June 6, 2025	(193)
Impact as a result of foreign exchange rates	(32)
Balance - September 30, 2025	$-

The Company estimated the fair value of Bridge Package Contingent Warrants using the Black-Scholes option pricing model with the following inputs:

Warrants:
Expected term (in years)	3
Expected volatility	106% - 108%
Risk-free interest rate	3.89% - 4.01%
Expected dividend yield	0%

During the periods presented, the Company has not changed the manner in which it values the liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the periods presented.

Note 10. Quotaholders’ Deficit

The Company is an Srl., which is an Italian limited liability company similar to a limited liability company in the United States. Unlike corporations that issue shares of stock, the Company’s Articles of Incorporation designate ownership in the form of quotas, which represent its corporate capital.

Corporate Capital

As an Srl., the Company’s ownership structure is defined by “corporate capital” and “quotas” rather than shares, stock or units. As of September 30, 2025 and December 31, 2024, the total authorized, subscribed and paid-up capital was $15 and $3, respectively, consisting of quotas from founders and investors. Voting rights are proportional to the percentage of quotas owned, and members are entitled to a share of profit and losses based on their ownership percentage.

In March 2024, certain quotaholders transferred portions of their holdings to new and existing quotaholders, resulting in a revised ownership structure. On June 23, 2025, the Terra Innovatum, Srl. quotaholders, who collectively own 100% of both Terra Innovatum Global, Srl. and Terra Innovatum, Srl. completed the Contribution, in accordance with their existing ownership percentages in Terra Innovatum, Srl. This Contribution was executed as part of the pre-closing restructuring related to the Merger. As a result, Terra Innovatum, Srl. became a wholly owned subsidiary of Terra Innovatum Global, Srl.

The transfer of quotas is subject to member approval, as outlined in the Company’s articles of incorporation. No dividends or distributions were declared for the year, in accordance with Italian regulations for early-stage “start-up innovative” companies.

Legal Reserve – Italian Civil Code

In accordance with Article 2430 of the Italian Civil Code, the Company is required to allocate 5% of its annual net profit or loss to a legal reserve until such reserve reaches 20% of the Company’s share capital. As of September 30, 2025, the legal reserve amounted to $2, representing approximately 16% of share capital. This reserve is recorded as an appropriation of retained earnings and does not impact net income. The legal reserve is not distributable as dividends.

Appropriation to Statutory Reserve

In accordance with the Company’s bylaws and following the approval of the FY 2024 financial statements, a portion of the December 31, 2024 net loss was allocated to a statutory reserve. This reserve is distinct from the legal reserve required under Article 2430 of the Italian Civil Code and is intended to strengthen the Company’s equity base. The appropriation was recorded as a reclassification within equity and did not involve any cash movement.

Use of Prior Year Profit to Offset Accumulated Deficit

In accordance with Article 2430 of the Italian Civil Code and subject to approval by the quotaholders, the Company applied a portion of its FY 2024 net profit to offset the accumulated deficit from FY 2023. This reallocation was made prior to any appropriations to statutory reserves and was executed following the legal sequence prescribed by Italian law. The transaction did not involve cash and is recorded as a non-cash equity reclassification within retained earnings.

Warrants

As of September 30, 2025, all of the Company’s warrants are classified as permanent equity in accordance with ASC 815-40-25.  As of that date, the Company had the following equity-classified warrants related to the Bridge Loan (also see Note 8 — Bridge Loans and Warrants):

			Shares Issuable	Weighted
	Contractual Term	Balance Sheet	Upon Exercise of	Average Exercise
Issuance Date	(in years)	Classification	Warrant	Price
5/20/2025	3	Equity	30,286	$13.25
5/6/2025	3	Equity	150,762	$13.25
5/23/2025	3	Equity	75,304	$13.25
5/22/2025	3	Equity	602,662	$13.25
5/4/2025	3	Equity	150,606	$13.25
5/30/2025	3	Equity	75,156	$13.25
6/6/2025	3	Equity	44,882	$13.25
6/5/2025	3	Equity	29,910	$13.25
6/9/2025	3	Equity	252,032	$13.25
6/6/2025	3	Equity	17,954	$13.25
6/5/2025	3	Equity	75,098	$13.25
8/29/2025	3	Equity	14,444	$13.25
8/29/2025	3	Equity	11,476	$13.25
8/29/2025	3	Equity	11,508	$13.25
9/23/2025	3	Equity	143,680	$13.25
9/27/2025	3	Equity	17,206	$13.25

Warrant Valuation Methodology

The fair value of each equity classified warrant is estimated on the date of grant using the Black-Scholes option-pricing model and the weighted-average assumptions noted in the table below for the warrants issued during the nine months ended September 30, 2025:

Equity Classified Warrants

Warrants:
Expected term (in years)	(3 - 4)
Expected volatility	110% - 108%
Risk-free interest rate	4.02%
Expected dividend yield	0%

Note 11. Segment Information

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Operating expenses:
General and administrative	$2,135	$2	$5,655	$7
Development costs	155	16	244	53
Total operating expenses	$2,290	$18	$5,899	$60

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and development costs. General and administrative expenses and development costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a potential business combination with a SPAC. The CODM also reviews general and administrative and development costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 12. Income Taxes

The Company recorded no provision for income taxes for the three and nine months ended September 30, 2025 and 2024.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the Company’s otherwise recognizable net deferred tax assets.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to disclosures in the financial statements other than the following:

Conversion of Bridge Loans

Upon the closing of the Merger (see “Business Combination and Public Listing” below), all of the Bridge Loans (the Q3 Bridge Loans and the Bridge Loans discussed in Note 8 - Bridge Loans and Warrants) were converted into an aggregate of 851,483 ordinary shares of Terra Innovatum Global N.V. at a conversion price of $7.00 per share. In connection with the conversion, the Company issued to the lenders:

●	Warrants to purchase up to 851,483 ordinary shares at an exercise price of $11.50 per share; and

●	Warrants to purchase up to 851,483 ordinary shares at an exercise price of $15.00 per share.

These warrants have a term of 36 months from the date of issuance and were issued pursuant to the terms of the amended bridge loan agreements.

Business Combination and Public Listing

In October 2025, Terra Innovatum Global N.V. consummated the Merger, pursuant to the Business Combination Agreement dated April 21, 2025. As part of the transaction, Terra Innovatum Global Srl. converted into a Dutch public limited liability company, Terra Innovatum Global N.V.

Following the Merger, GSR III merged with and into GSR III Cayman Merger Sub, a wholly owned subsidiary, with GSR III surviving as a wholly owned subsidiary of Terra Innovatum Global N.V. whose ordinary shares commenced trading on The Nasdaq Stock Market LLC under the ticker symbol “NKLR” on October 10, 2025. Also on October 9, 2025, GSR III changed its name to “XIT Corp.” via special resolution, which name change was certified on October 14, 2025.

In connection with the Merger, Terra Innovatum Global N.V.:

●	Issued 70,300,948 ordinary shares.

●	Received PIPE proceeds totaling $36,790, pursuant to subscription agreements, consisting of the issuance of 3,683,500 PIPE shares, half warrants to purchase up to 1,841,750 ordinary shares at an exercise price of $12.00 per share, and quarter warrants to purchase up to 920,875 ordinary shares at an exercise price of $16.00 per share. Additionally, converted $5,690 in bridge loans into 851,483 ordinary shares at a conversion price of $7.00 per share.

●	Issued bridge warrants to purchase 851,483 ordinary shares at $11.50 per share and 851,483 ordinary shares at $15.00 per share, each exercisable for 36 months.

●	Implemented governance structures including Audit, Compensation, and Nominating/Corporate Governance Committees.

Engagement of Investor Relations and Advisory Services

In October 2025, Terra Innovatum Global N.V. entered into an agreement with Alliance to provide investor relations and advisory services. Under the terms of the agreement, Alliance will commence services on November 1, 2025, and the initial term will continue through April 30, 2026, with automatic annual renewals thereafter unless terminated by either party with 60 days’ notice.

A fixed monthly fee of $25 is due, which includes up to 84 hours of services per month allocated as follows:

●	Investor relations, public relations and media, capital markets, and market intelligence: 50 hours for $17

●	Social media and communications: 14 hours for $4

●	Business development support: 20 hours for $5

In addition, a monthly service fee of 3% of the monthly fee of $1 is due for access to market intelligence platforms and other support services.

The agreement also provides for additional fees for services beyond the scope of the engagement, including special situations such as merger and acquisition or crisis management, which will be billed at Alliance’s standard hourly rates ranging up to $1 per hour depending on personnel level.

Engagement of Canaccord Genuity as Capital Markets Advisor

In October 2025, Terra Innovatum Global N.V. entered into an agreement with Canaccord Genuity LLC (“CG”) to serve as its financial and capital markets advisor for a one-year term. Under the agreement, CG will provide advisory services including investor positioning, coordination of investor meetings, and participation in investor conferences, among other mutually agreed services.

As consideration for its services, an advisory fee of $700 is due, payable in three installments:

●	$233 which was paid upon execution of the agreement in October 2025,

●	$233 on March 15, 2026, and

●	$233 upon the end of the term October 23, 2026.

The agreement includes standard indemnification provisions and confidentiality obligations, and may be terminated by either party with 10 days’ written notice for cause, as defined in the agreement.

Capital Markets Advisory Agreement with The Benchmark Company

In October 2025, Terra Innovatum Global N.V. entered into a capital markets advisory agreement with The Benchmark Company, LLC (“Benchmark”) for a term of 24 months. Under the agreement, Benchmark will provide advisory services including assistance with research coverage, investor meetings, non-deal roadshows, and participation in Benchmark-hosted investor conferences.

As compensation for these services, a total of $600 is due, structured as follows:

●	$300 in cash, payable 12 months from the agreement date (“Advisory Fee Year 1”),

●	$300 in cash, payable 24 months from the agreement date (“Advisory Fee Year 2”).

These fees are subject to reduction by any fees paid to Benchmark for other transactions during the term, up to a maximum offset of $600. In the event of a change of control during the term, the full Advisory Fee becomes immediately due and payable.

Engagement of Roth Capital Partners as Capital Markets Advisor

In October 2025, Terra Innovatum Global N.V. entered into a capital markets advisory agreement with Roth Capital Partners, LLC (“Roth”) for a 12-month engagement period beginning January 1, 2026. Under the agreement, Roth will provide strategic capital markets advisory services, including:

●	Development of capital market strategy,

●	Institutional investor relationship development,

●	Participation in Roth conferences and investor meetings,

●	Non-deal roadshows and related support.

As compensation for these services, an advisory fee of $350 is due, structured as follows:

●	$105, which was paid upon execution of the agreement (October 27, 2025),

●	$245, payable on January 1, 2026.

The agreement includes standard indemnification provisions and arbitration clauses and may be terminated with 90 days’ written notice. Certain provisions, including indemnification, confidentiality, and fee obligations, survive termination.

Engagement of Outside The Box Capital for Marketing Services

In October 2025, Terra Innovatum Global N.V. entered into a marketing services agreement with Outside The Box Capital Inc. (“OTBC”) to provide marketing and distribution services for a three-month initial term beginning on November 3, 2025 and ending on May 3, 2026.

Under the agreement, OTBC will provide services including:

●	Strategic planning and campaign checkpoints,

●	Social media and community engagement,

●	Distribution of company-approved materials across platforms such as Reddit, Discord, Telegram, Twitter, and StockTwits,

●	Influencer-based video features and Q&A content.

As compensation, a total of $100 is due, payable in three equal monthly installments of $33.

Execution of Engineering and Feasibility Agreement for SOLO Reactor

In November 2025, Terra Innovatum Global N.V. entered into an agreement with ATB Riva Calzoni S.p.A. (“ATB”) to conduct a feasibility and industrialization study (“Phase 1”) for the SOLO Micro Modular Nuclear Reactor project. The agreement outlines a comprehensive scope of engineering, fabrication planning, cost analysis, and regulatory support activities to be performed by ATB.

Under the agreement, total consideration based on estimated man-hours and hourly rates as defined in the agreement is due. The payment structure includes:

●	10% of the total price payable within 7 days of execution.

●	The remaining balance payable monthly based on progress milestones and time sheets.

The agreement allows for price adjustments if actual man-hours exceed estimates by more than 5%, or if additional activities are agreed upon. Any such adjustments will be subject to separate written agreement.

The term of the agreement is a minimum of 6 months and up to 24 months, effective upon receipt of the advance payment. Either party may terminate the agreement under specified conditions, including non-payment or breach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF TERRA INNOVATUM GLOBAL, SRL.

The following discussion and analysis provides information that Terra Innovatum Global, Srl. (“Terra Innovatum Global”) management believes is relevant to an assessment and understanding of Terra Innovatum Global’s results of operations and financial condition. This discussion should be read together with Terra Innovatum Global’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2025 and September 30, 2024, and the related notes included elsewhere in this Form 10-Q.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Terra Innovatum Global’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Form 10-Q.

Presentation of Financial Information

Beginning with this quarterly report on Form 10-Q for the three and nine months ended September 30, 2025, we have elected to present all dollar amounts rounded to the nearest thousand dollars, unless otherwise indicated. In prior periods, including those presented in the Form S-4 Amendment No. 5 filed on September 11, 2025, financial information was presented in whole dollars. This change has been made to enhance the readability and consistency of financial disclosures. As a result, certain prior period amounts may not be directly comparable due to rounding differences.

 Company Overview

Terra Innovatum Global is a pioneering nuclear energy technology company developing the SOLO Micro-Modular Nuclear Reactor (“SOLO”), a breakthrough solution designed to address critical challenges in clean energy production. Our reactor represents a significant technological and engineering advancement, offering a compact, safe, and economically compelling alternative to traditional energy infrastructure. The SOLO reactor’s core innovation lies in its ability to generate 1 MWe of electricity baseload with a continuous operational cycle of up to 15 years, extendable to 45 years through strategic refueling, with a fixed and competitive projected levelized cost of energy. SOLO design is characterized by a small footprint and a highly modularity able to cover carbon-free energy needs ranging from MW to GW.

Our strategic roadmap targets commercial deployment by 2028, with a clear focus on delivering a scalable, modular nuclear solution that can be deployed across diverse markets — from industrial and infrastructure to remote and off-grid applications. Key differentiators include our gas-cooled design, multiple safety shutdown mechanisms, safeguard-by-design, small footprint, and the ability to use commercially available Low Enriched Uranium (“LEU”), which significantly reduces regulatory and technological barriers typical in nuclear energy development.

We have made substantial progress in de-risking its First-of-a-Kind (“FOAK”) reactor, including initiating regulatory engagement with the U.S. Nuclear Regulatory Commission (“NRC”), and establishing a robust supply chain strategy. We have completed our reactor design, validated key technological components, and are advancing through critical regulatory milestones to achieve our 2028 FOAK reactor completion target. On July 9, we disclosed that a Memorandum of Understanding (“MOU”) had been signed with Rock City Admiral Parkway Development (“Rock City”) to host the FOAK reactor, subject to customary approvals including, but not limited to, NRC approval. As a number of conditions are expected to be required in order for Rock City to host the FOAK, we are concurrently examining potential alternative sites, including other locations owned by the owner and developer of Rock City. To that effect, we signed an amendment to the original MoU on September 3, 2025 which provides us with an additional potential FOAK site.

Recent Developments

Engineering Services Agreement

On July 11, 2025, we entered into an engineering services agreement with Nine, a related party, to support the design of the SOLO project. Per the terms of the agreement, Nine committed to deliver certain technical services to the Company with a total value of $215 (€184 Euros) plus value added tax (“VAT”), including an initial payment of $131 that was paid in September 2025.

FPoliSolutions LLC Agreement

On July 23, 2025, we entered into an engineering services agreement with FPoliSolutions LLC (FPoli Solutions), a related party. As per the terms of the agreement, FPoliSolutions will provide support for the development of the SOLO Micro Modular Reactor including technical assistance in safety analysis, hazard modeling, radiological consequence evaluation, risk-informed safety assessments, and techno-economic analysis. The work was completed in September 2025.

Q3 2025 Bridge Loans

In August and September 2025, multiple lenders committed to loan $690 to the Company, in the aggregate, to be evidenced by unsecured debt note subscription agreements (the “Q3 2025 Bridge Loans”). In August and September 2025, each of the lenders entered into an unsecured debt note subscription agreement. In accordance with the terms of the agreements, the Q3 2025 Bridge Loans bear interest at a fixed annual rate of 15%, PIK and calculated on the outstanding principal balance. The Q3 2025 Bridge Loans mature one year from their respective issuance dates and are subject to mandatory early redemption upon the consummation of a qualifying business combination, such as the Merger. In such an event, all accrued and unaccrued interest becomes immediately due and payable on the 30th day following the completion of the qualifying transaction.

In August and September 2025, the Company entered into letter agreements to convert the Q3 2025 Bridge Loans into ordinary shares of Terra Innovatum Global N.V. if the Merger is completed (the “Q3 2025 Bridge Loan Conversion”). Per the terms of the agreements, if the Q3 2025 Bridge Loan Conversion happens at the time of the Merger, the shares will be priced at $7.00 each. If the Merger does not occur by April 30, 2026, the August Bridge Loan Conversion price will instead be based on a valuation of $100,000 divided by the fully diluted equity of Terra. If the Merger is successful, the shares will be issued by Terra Innovatum Global N.V.; if not, they will be issued by Terra or its parent company. If the Merger is completed, Terra is released from its obligations, and Terra Innovatum Global N.V. assumes them. If the Merger is not completed, the lenders are also entitled to a liquidation preference for shares received upon conversion, the lender is also entitled to a liquidation preference, receiving either 150% of the conversion price or a pro rata share of the liquidation proceeds, whichever is greater.

Bridge Loan Amendments

In August 2025, we amended our Bridge Loan agreements that were in effect at the time. The liquidation preference in each agreement was modified to apply only upon termination of the Merger and entitles lenders to the greater of 150% of the conversion price, as defined, or a pro rata share of the equity issuer’s assets based on their ownership percentage. Upon consummation of the Merger, the liquidation preference will terminate. The amendment defines the coverage amount as 100% of the total number of shares issued upon conversion. Following the Merger, lenders will receive two sets of warrants to subscribe to a number of ordinary shares of the Company equal to the coverage amount, priced at $11.50 and $15.00 per share respectively. These warrants are exercisable within 36 months and do not include anti-dilution rights.

Additionally, lenders are obligated to use their best efforts to actively support PIPE fundraising efforts and will earn a 3% commission on the funds raised through their efforts, payable in cash or ordinary shares of Terra Innovatum Global at the applicable conversion price if the Merger is consummated.

Senior Advisor Agreement

In August 2025, we entered into a senior advisor agreement with Alex Spiro who will engage as an independent contractor to serve as a strategic advisor and promoter for the Company, particularly in connection with the Merger. The term of the agreement is 36 months and outlines Mr. Spiro’s responsibilities, including strategic advisory, business development, investor introductions, and support for commercial agreements related to SOLO. Compensation includes a one-time grant of 180,000 restricted shares in the post-combination public entity (vesting over 36 months) and 1% commission on qualifying new business he originates.

Advisory Engagement with B. Riley Securities

In September 2025, Terra Innovatum Global N.V. entered into an agreement with B. Riley Securities, Inc. (“B. Riley”) to serve as its financial advisor in connection with the Company’s business combination and transition to a public company. The engagement commenced retroactively on August 19, 2025, and is set for a 12-month term, subject to termination by either party with 10 days’ written notice.

Under the terms of the agreement, the following cash fees are due:

●	$150, that was paid immediately upon the close of the business combination;

●	$125, payable 90 days after the close;

●	$125, payable 180 days after the close.

These fees are in consideration of B. Riley’s services, which include advising on the business combination, capital markets strategy, and other customary investment banking services.

The agreement also includes standard indemnification provisions and limitations of liability, and provides for additional compensation of $2 per person, per day, plus expenses, if B. Riley personnel are required to testify in any proceedings related to the engagement.

Business Combination and Public Listing

On October 9, 2025, Terra Innovatum Global consummated its previously announced business combination with GSR III Acquisition Corp. (“GSR III”) pursuant to the Merger Agreement dated April 21, 2025, among Terra, GSR III, and other parties thereto (the “Merger”).

Pre-Closing Restructuring

Prior to the Merger, Terra completed a series of restructuring steps (the “Terra Pre-Closing Restructuring”) designed to facilitate the transaction:

●	Formation of Terra Innovatum Global, Srl: On April 29, 2025, Terra Innovatum Global was formed with the same ownership structure as Terra.

●	Contribution of Ownership Interests: On June 23, 2025, the quotaholders of Terra contributed 100% of their ownership interests in Terra to Terra Innovatum Global, resulting in Terra becoming a wholly owned subsidiary of Terra Innovatum Global.

Merger

Following the Merger, Terra Innovatum Global was converted from an Italian limited liability company into a Dutch public limited company, Terra Innovatum N.V. and GSR III merged with and into GSR III Cayman Merger Sub, a wholly owned subsidiary, with GSR III surviving as a wholly owned subsidiary of Terra Innovatum Global N.V. whose ordinary shares commenced trading on The Nasdaq Stock Market LLC under the ticker symbol “NKLR” on October 10, 2025.

In connection with the Merger, Terra Innovatum Global N.V.:

●	Issued 70,300,948 ordinary shares.

●	Received PIPE proceeds totaling $36,790, pursuant to subscription agreements, consisting of the issuance of 3,683,500 PIPE shares, half warrants to purchase up to 1,841,750 ordinary shares at an exercise price of $12.00 per share, and quarter warrants to purchase up to 920,875 ordinary shares at an exercise price of $16.00 per share. Additionally, converted $5,690 in bridge loans into 851,483 ordinary shares at a conversion price of $7.00 per share.

●	Issued bridge warrants to purchase 851,483 ordinary shares at $11.50 per share and 851,483 ordinary shares at $15.00 per share, each exercisable for 36 months.

●	Implemented governance structures including Audit, Compensation, and Nominating/Corporate Governance Committees.

Conversion of Bridge Loans

Upon the closing of the Merger, all outstanding bridge loans were converted into an aggregate of 851,483 ordinary shares of Terra Innovatum Global N.V. at a conversion price of $7.00 per share. In connection with the conversion, the Company issued to the lenders:

●	Warrants to purchase up to 851,483 ordinary shares at an exercise price of $11.50 per share; and

●	Warrants to purchase up to 851,483 ordinary shares at an exercise price of $15.00 per share.

These warrants have a term of 36 months from the date of issuance and were issued pursuant to the terms of the amended bridge loan agreements.

Engagement of Investor Relations and Advisory Services

On October 30, 2025, Terra Innovatum Global N.V. entered into an agreement with Alliance to provide investor relations and advisory services. Under the terms of the agreement, Alliance will commence services on November 1, 2025, and the initial term will continue through April 30, 2026, with automatic annual renewals thereafter unless terminated by either party with 60 days’ notice.

Terra Innovatum Global N.V. has agreed to pay Alliance a fixed monthly fee of $25, which includes up to 84 hours of services per month allocated as follows:

●	Investor relations, public relations and media, capital markets, and market intelligence: 50 hours for $17

●	Social media and communications: 14 hours for $4

●	Business development support: 20 hours for $5

In addition, a monthly service fee of 3% of the monthly fee of $1 for access to market intelligence platforms and other support services.

The agreement also provides for additional fees for services beyond the scope of the engagement, including special situations such as merger and acquisition or crisis management.

Engagement of Canaccord Genuity as Capital Markets Advisor

In October 2025, Terra Innovatum Global N.V. entered into an agreement with Canaccord Genuity LLC (“CG”) to serve as its financial and capital markets advisor for a one-year term. Under the agreement, CG will provide advisory services including investor positioning, coordination of investor meetings, and participation in investor conferences, among other mutually agreed services.

As consideration for its services, a total advisory fee of $700 is due, payable in three installments:

●	$233 which was paid upon execution of the agreement in October 2025,

●	$233 on March 15, 2026, and

●	$233 upon the end of the term October 23, 2026.

The agreement includes standard indemnification provisions and confidentiality obligations and may be terminated by either party with 10 days’ written notice for cause, as defined in the agreement.

Capital Markets Advisory Agreement with The Benchmark Company

In October 2025, Terra Innovatum Global N.V. entered into a capital markets advisory agreement with The Benchmark Company, LLC (“Benchmark”) for a term of 24 months. Under the agreement, Benchmark will provide advisory services including assistance with research coverage, investor meetings, non-deal roadshows, and participation in Benchmark-hosted investor conferences.

As compensation for these services, a total of $600 fees are due, structured as follows:

●	$300 in cash, payable 12 months from the agreement date (“Advisory Fee Year 1”),

●	$300 in cash, payable 24 months from the agreement date (“Advisory Fee Year 2”).

These fees are subject to reduction by any fees paid to Benchmark for other transactions during the term, up to a maximum offset of $600. In the event of a change of control during the term, the full Advisory Fee becomes immediately due and payable.

Engagement of Roth Capital Partners as Capital Markets Advisor

In October 2025, Terra Innovatum Global N.V. entered into a capital markets advisory agreement with Roth Capital Partners, LLC (“Roth”) for a 12-month engagement period beginning January 1, 2026. Under the agreement, Roth will provide strategic capital markets advisory services, including:

●	Development of capital market strategy,

●	Institutional investor relationship development,

●	Participation in Roth conferences and investor meetings,

●	Non-deal roadshows and related support.

As compensation for these services, advisory fees of $350 are due, structured as follows:

●	$105, payable upon execution of the agreement (October 27, 2025),

●	$245, payable on January 1, 2026.

The agreement includes standard indemnification provisions and arbitration clauses and may be terminated with 90 days’ written notice.

Engagement of Outside The Box Capital for Marketing Services

In October 2025, Terra Innovatum Global N.V. entered into a marketing services agreement with Outside The Box Capital Inc. (“OTBC”) to provide marketing and distribution services for a three-month initial term beginning on November 3, 2025 and ending on May 3, 2026.

Under the agreement, OTBC will provide services including:

●	Strategic planning and campaign checkpoints,

●	Social media and community engagement,

●	Distribution of company-approved materials across platforms such as Reddit, Discord, Telegram, Twitter, and StockTwits,

●	Influencer-based video features and Q&A content.

As compensation, a total of $100 is payable in three equal monthly installments of $33.

Execution of Engineering and Feasibility Agreement for SOLO Reactor

In November 2025, Terra Innovatum Global N.V. entered into an agreement with ATB Riva Calzoni S.p.A. (“ATB”) to conduct a feasibility and industrialization study (“Phase 1”) for the SOLO Micro Modular Nuclear Reactor project. The agreement outlines a comprehensive scope of engineering, fabrication planning, cost analysis, and regulatory support activities to be performed by ATB.

Under the agreement, total consideration based on estimated man-hours and hourly rates as defined in the agreement is due. The payment structure includes:

●	10% of the total price payable within 7 days of execution.

●	The remaining balance payable monthly based on progress milestones and time sheets.

The agreement allows for price adjustments if actual man-hours exceed estimates by more than 5%, or if additional activities are agreed upon. Any such adjustments will be subject to separate written agreement.

The term of the agreement is a minimum of 6 months and up to 24 months, effective upon receipt of the advance payment. Either party may terminate the agreement under specified conditions, including non-payment or breach.

We may enter into additional advisor agreements with other independent contractors to provide strategic advisory, business development, investor introductions, and support for commercial agreements related to SOLO. Compensation may include equity interests in the post-combination public entity.

Financial Performance

For the three months ended September 30, 2025 and 2024, we reported a net loss of $2,987 and net income of $16, respectively. For the nine months ended September 30, 2025 and 2024, we reported a net loss of $5,580 and net income of $36, respectively. Net cash used in operating activities was $3,688 for the nine months ended September 30, 2025, and net cash provided by operating activities was $12 for the nine months ended September 30, 2024. As noted in our financial statements, we had an accumulated deficit of $5,617 as of September 30, 2025.

Key Factors and Trends Affecting Our Business and Results of Operations

We believe the following factors and trends may cause previously reported financial information not to be necessarily indicative of future operating results or future financial conditions:

●	Product Development Plan

The commercial rollout of any advanced nuclear reactors depends on securing regulatory approvals for its design, construction, and operation. Our regulatory engagement plan was submitted to the NRC, and the NRC is currently reviewing a number of safety related topics related to SOLO. Although our team has significant prior experience working with the NRC, we cannot control NRC’s review process and review periods may take longer than anticipated.

●	Macroeconomic Conditions and Global Market Dynamics

Our business operates in a complex global environment with multiple interconnected economic factors that can significantly impact our technological development, regulatory trajectory, and potential market penetration. As a nuclear technology company with an international human capital strategy and multinational supply chain, we are sensitive to macroeconomic trends and risks.

●	Global Supply Chain Dynamics

We utilize a strategic outsourced manufacturing approach for the SOLO Micro-Modular Nuclear Reactor, leveraging international human resources and implementing an international manufacturing model for our FOAK reactor. This strategy exposes us to global supply chain vulnerabilities, including potential impacts from geopolitical tensions, trade agreements, tariffs, and manufacturing disruptions. Our current assembly preparation in Europe for reactor deployment in the U.S. introduces additional complexity in navigating international trade regulations, currency exchange risks, and logistical challenges.

By partnering with specialized suppliers certified in nuclear engineering and precision manufacturing, we aim to avoid significant capital investments in manufacturing facilities and concentrate our resources on core competencies such as reactor design, technological innovation, and regulatory compliance. Our procurement strategy involves direct engagement with multiple suppliers for critical components, ensuring supply chain reliability and maintaining the flexibility to adapt our technology to evolving market and regulatory requirements.

●	Inflation and Cost Pressures

Inflationary trends represent a risk to our development trajectory. Escalating costs in specialized manufacturing, regulatory compliance, technical talent acquisition, and raw material procurement could potentially erode our projected economic advantages.

●	Energy Market Evolution

The global energy transition, driven by decarbonization efforts and increasing demand for reliable low-carbon baseload power, creates both opportunities and challenges. The explosive growth in data center energy requirements, particularly with artificial intelligence (“AI”) and computational infrastructure expansion, presents a promising market segment. However, economic growth cycles, shifts in energy policy, and potential slowdowns in technological adoption could materially affect our market positioning and revenue projections.

To mitigate the AI driven market concentration risks, we have strategically designed SOLO with multi-sector versatility, targeting a diverse range of energy-intensive industries including industrial manufacturing (cement, steel, mining, paper production), critical infrastructure services (airports, ports, logistics hubs), agricultural and food processing applications (greenhouses, vertical farming, food processing plants), energy storage (ammonia production, pink hydrogen) and essential utility services like desalination and water treatment. This intentional market diversification allows us to create resilience against sector-specific economic fluctuations, leveraging SOLO’s ability to provide both electricity and thermal energy across multiple high-demand sectors, including emerging opportunities in medical radioisotope production.

●	Regulatory and Geopolitical Landscape

Our multinational operational model requires navigating complex regulatory environments across different jurisdictions. Changes in nuclear energy policies and geopolitical tensions could significantly impact our potential market access. The evolving global stance on nuclear energy, particularly small modular reactors, introduces both strategic opportunities and potential regulatory constraints.

●	Technological and Labor Market Dynamics

The specialized nature of our technology demands access to a global pool of highly skilled technical talent. Potential labor market shifts, competition for specialized nuclear engineering expertise, and varying international education and training standards could influence our human resource strategy and technology development velocity.

●	Economic Uncertainty Factors

Macroeconomic uncertainties, including potential recessionary periods, fluctuations in investment trends in energy related technology, and broader economic growth patterns, could affect our funding capabilities, customer acquisition strategies, and overall business development trajectory.

●	Funding and Investment

We have limited financial resources. There can be no assurance that sufficient funding will be available to us to fund our operating expenses and to further develop our business. We anticipate that we will likely need to raise additional capital to fund our operations while we implement and execute our business plan.

Emerging Growth Company and Smaller Reporting Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Until the company is considered to be an emerging growth company, the company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting ordinary shares held by non-affiliates is $250,000 or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100,000 during the most recently completed fiscal year and our voting and non-voting ordinary shares held by non-affiliates is $700,000 or more measured on the last business day of our second fiscal quarter.

Segment Reporting

We operate as one operating segment with a focus on nuclear energy. Our Chief Executive Office (“CEO”) and founding officers are the Chief Operating Decision Makers as this committee is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization as a whole.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our financial statements. The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q.

Key Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future.

Operating Expenses

General and administrative

Our general and administrative consists primarily of advisory fees in connection with the Merger, legal fees, audit and accounting services fees, board of directors compensation, fees for management consultancy services, fees for public relations consultancy services, fees for compliance and regulatory, fees for food and lodging, fees for other professional services, software fees, bank fees, taxes, and employee benefit expense.

Development costs

Our development costs consist of salaries, personnel costs, and technical and engineering studies.

Other income (expenses)

Other income — related party

Our other income-related party consists of fees from engineering consulting services that we provide to related parties that are unrelated to our core business. We do not expect to earn these fees following the Business Combination.

Other income (expenses)

Our other income (expenses) consists primarily of foreign currency transaction gains and losses and interest on value added tax.

Interest expense

Our interest expense consists of interest recorded for the outstanding Bridge Loans.

Change in fair value — warrant liability

Our change in fair value — warrant liability consists of the change in fair value of certain Bridge Loan warrants, which were initially recorded at fair value as a warrant liability.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth our historical results for the periods indicated and the changes between periods:

	Three Months Ended September 30
	2025	2024	$ Variance	% Variance
Operating expenses:
General and administrative	$2,135	$2	$2,133	NM
Development costs	155	16	139	NM
Total operating expenses	2,290	18	2,272	NM
Loss from operations	(2,290)	(18)	(2,272)	NM

Other income (expenses):
Other income - related party	-	34	(34)	(100)%
Other expense	(160)	-	(160)	NM
Interest expense	(537)	-	(537)	NM
Change in fair value - warrant liability	-	-	-	NM
Total other (expense) income, net	(697)	34	(731)	NM
Net (loss) income	$(2,987)	$16	$(3,003)	NM
Other comprehensive (loss) income
Change in foreign currency translation adjustment	(49)	27	(76)	NM
Total comprehensive (loss) income	$(3,036)	$43	$(3,079)	NM

Operating Expenses

General and administrative

General and administrative increased by $2,133 for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to increases of $913 for fees for management consultancy services, $743 due to legal services, $181 due to audit and accounting services, $147 due to other professional fees, $95 due to board of directors compensation, $59 due to fees for public relations consultancy services, $56 due to compliance and regulatory fees, $18 due to food and lodging expenses, $11 due to advisory fees in connection with the SPAC transaction discussed in the “Business Combination and Public Listing” section above, offset by a net decrease of $90 of miscellaneous expenses.

We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq Stock Market, additional insurance costs, investor relations activities and other administrative and professional services. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

Development costs

Development costs increased by $139 for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to increases in travel and entertainment expenses of $67 and $72 due to technical and engineering studies.

Other income (expenses)

Other income — related party

Other income — related party decreased by $34 for the three months ended September 30, 2025 compared to the same period in 2024. We provided engineering consulting services unrelated to our core business during the three months ended September 30, 2024. No such services were provided during the three months ended September 30, 2025.

Other income (expense)

Other income increased by $160 during the three months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to $159 of foreign currency transaction losses.

Interest expense

Interest expense totaled $537 for the three months ended September 30, 2025, attributable to the Bridge Loans. There was no interest expense during the same period in 2024.

Net loss

Net loss for the three months ended September 30, 2025 was $2,987 as compared to net income of $16 for the three months ended September 30, 2024. The $3,003 net change was due to an increase of $2,272 in loss from operations and an increase of $731 in other expense, net.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth our historical results for the periods indicated and the changes between periods:

	Nine Months Ended September 30,
	2025	2024	$ Variance	% Variance
Operating expenses:
General and administrative	$5,655	$7	$5,648	NM
Development costs	244	53	191	NM
Total operating expenses	5,899	60	5,839	NM
Loss from operations	(5,899)	(60)	(5,839)	NM

Other income (expenses):
Other income - related party	-	96	(96)	(100)%
Other expense	(215)	-	(215)	NM
Interest expense	(726)	-	(726)	NM
Change in fair value - warrant liability	1,260	-	1,260	NM
Total other income (expense), net	319	96	223	NM
Net (loss) income	$(5,580)	$36	$(5,616)	NM
Other comprehensive (loss) income
Change in foreign currency translation adjustment	(32)	26	(58)	NM
Total comprehensive (loss) income	$(5,612)	$62	$(5,674)	NM

Operating Expenses

General and administrative

General and administrative increased by $5,648 for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to increases of $2,366 for fees for legal services, $1,234 due to fees for management consultancy services, $796 due to fees for audit and accounting services, $322 due to board of directors compensation, $284 due to advisory fees in connection with the SPAC transaction discussed in the “Business Combination and Public Listing” section above, $168 due to fees for public relations consultancy services, $154 due to other professional fees, $74 due to compliance and regulatory fees, $64 due to food and lodging expenses, and $186 of miscellaneous expenses.

We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq Stock Market, additional insurance costs, investor relations activities and other administrative and professional services. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

Development costs

Development costs increased by $191 for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to increases in travel and entertainment expenses of $119 and $72 due to technical and engineering studies.

Other income (expenses)

Other income — related party

Other income — related party decreased by $96 for the nine months ended September 30, 2025 compared to the same period in 2024. We provided engineering consulting services unrelated to our core business during the nine months ended September 30, 2024. No such services were provided during the nine months ended September 30, 2025.

Other expense

Other expense increased by $215 during the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to $249 of foreign currency transaction losses and an increase of $3 of miscellaneous expenses, partially offset by $37 foreign currency transaction gains.

Interest expense

Interest expense totaled $726 for the nine months ended September 30, 2025, attributable to the Bridge Loans. There was no interest expense during the same period in 2024.

Change in fair value — warrant liability

Our change in fair value — warrant liability consists of the change in fair value of certain Bridge Loan warrants, which were initially recorded at fair value as a warrant liability and were reclassified to permanent equity during the period.

Net loss

Net loss for the nine months ended September 30, 2025 was $5,580 as compared to net income of $36 for the nine months ended September 30, 2024. The $5,616 net change was due to an increase of $5,839 in loss from operations and an increase of $223 in other income, net.

Liquidity, Going Concern, and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Since inception, we have financed our operations primarily through cash flows from capital contributions. To date, we have not generated any revenue from our core business operations. We do not expect to generate any meaningful revenue unless and until we are able to complete development, regulatory licensing and entering into the effective commercialization phase of the SOLO Micro-Modular Nuclear Reactor which we do not anticipate occurring before 2028. We will require additional capital to develop the SOLO Micro-Modular Nuclear Reactor and to fund operations for the foreseeable future. In the short term, we will fund our cash needs through funds raised through convertible bridge loans and funds to be received upon the closing of the Business Combination. Subsequent to June 30, 2025, we raised approximately $5,690 in bridge financing. It is a condition to closing that the GSR Available Cash be at least $25,000.

We will be outsourcing manufacturing. Consequently, we will not need to invest heavily in manufacturing facilities for the first 2 to 3 years while scaling up to 1,000 units per year. After that, Terra will most likely require co-investments with suppliers and contract manufacturers. If additional funding was made available earlier, we would be in a position to upfront some of the working capital and capital expenses requirements associated with a faster ramp up of the production capacity.

As of September 30, 2025, we had cash of $2,151 and an accumulated deficit of approximately $5,617. For the nine months ended September 30, 2025, we used approximately $3,688 of cash in operating activities and have historically incurred recurring losses and negative operating cash flows. These conditions initially raised substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued.

Subsequent to the balance sheet date, on October 9, 2025, we completed the Merger see “Business Combination and Public Listing” below, which resulted in the conversion of $5,690 of Bridge Loans into equity and warrants and provided significant additional liquidity. Based on our current forecasts, expected cash outflows over the next 12 months to support FOAK development, engineering and licensing activities, and general business operations are not anticipated to exceed available liquidity. We therefore believe that existing cash will be sufficient to our working capital and capital expenditure requirements for at least the next 12 months.

Our primary sources of liquidity are cash on hand, and our primary uses of liquidity are operating expenses, licensing activities, and capital expenditures. We continue to monitor our liquidity position and may consider additional financing arrangements, including equity offerings, to support our growth strategy as appropriate.

Q3 2025 Bridge Loans

In August and September 2025, multiple lenders committed to loan $690 to the Company, in the aggregate, to be evidenced by unsecured debt note subscription agreements (the “Q3 2025 Bridge Loans”). In August and September 2025, each of the lenders entered into an unsecured debt note subscription agreement. In accordance with the terms of the agreements, the Q3 2025 Bridge Loans bear interest at a fixed annual rate of 15%, PIK and calculated on the outstanding principal balance. The Q3 2025 Bridge Loans mature one year from their respective issuance dates and are subject to mandatory early redemption upon the consummation of a qualifying business combination, such as the Merger. In such an event, all accrued and unaccrued interest becomes immediately due and payable on the 30th day following the completion of the qualifying transaction.

In August and September 2025, the Company entered into letter agreements to convert the Q3 2025 Bridge Loans into ordinary shares of Terra Innovatum Global N.V. if the Merger is completed (the “Q3 2025 Bridge Loan Conversion”). Per the terms of the agreements, if the Q3 2025 Bridge Loan Conversion happens at the time of the Merger, the shares will be priced at $7.00 each. If the Merger does not occur by April 30, 2026, the August Bridge Loan Conversion price will instead be based on a valuation of $100,000 divided by the fully diluted equity of Terra. If the Merger is successful, the shares will be issued by Terra Innovatum Global N.V.; if not, they will be issued by Terra or its parent company. If the Merger is completed, Terra is released from its obligations, and Terra Innovatum Global N.V. assumes them. If the Merger is not completed, the lenders are also entitled to a liquidation preference for shares received upon conversion, the lender is also entitled to a liquidation preference, receiving either 150% of the conversion price or a pro rata share of the liquidation proceeds, whichever is greater.

Bridge Loan Amendments

In August 2025, we amended our Bridge Loan agreements. The liquidation preference in each agreement was modified to apply only upon termination of the Merger and entitles lenders to the greater of 150% of the conversion price, as defined, or a pro rata share of the equity issuer’s assets based on their ownership percentage. Upon consummation of the Merger, the liquidation preference will terminate. The amendment defines the coverage amount as 100% of the total number of shares issued upon conversion. Following the Merger, lenders will receive two sets of warrants to subscribe to a number of ordinary shares of the Company equal to the coverage amount, priced at $11.50 and $15.00 per share respectively. These warrants are exercisable within 36 months and do not include anti-dilution rights. Additionally, lenders are obligated to use their best efforts to actively support PIPE fundraising efforts and will earn a 3% commission on the funds raised through their efforts, payable in cash or ordinary shares of Terra Innovatum Global at the applicable conversion price if the Merger is consummated.

Business Combination and Public Listing

On October 9, 2025, Terra Innovatum Global consummated its previously announced business combination with GSR III Acquisition Corp. (“GSR III”) pursuant to the Merger Agreement dated April 21, 2025, among Terra, GSR III, and other parties thereto (the “Merger”).

Pre-Closing Restructuring

Prior to the Merger, Terra completed a series of restructuring steps (the “Terra Pre-Closing Restructuring”) designed to facilitate the transaction:

●	Formation of Terra Innovatum Global, Srl: On April 29, 2025, Terra Innovatum Global was formed with the same ownership structure as Terra.

●	Contribution of Ownership Interests: On June 23, 2025, the quotaholders of Terra contributed 100% of their ownership interests in Terra to Terra Innovatum Global, resulting in Terra becoming a wholly owned subsidiary of Terra Innovatum Global.

Merger

Following the Merger, Terra Innovatum Global was converted from an Italian limited liability company into a Dutch public limited company, Terra Innovatum N.V. and GSR III merged with and into GSR III Cayman Merger Sub, a wholly owned subsidiary, with GSR III surviving as a wholly owned subsidiary of Terra Innovatum Global N.V. whose ordinary shares commenced trading on The Nasdaq Stock Market LLC under the ticker symbol “NKLR” on October 10, 2025.

In connection with the Merger, Terra Innovatum Global N.V.:

●	Issued 70,300,948 ordinary shares.

●	Received PIPE proceeds totaling $36,790, pursuant to subscription agreements, consisting of the issuance of 3,683,500 PIPE shares, half warrants to purchase up to 1,841,750 ordinary shares at an exercise price of $12.00 per share, and quarter warrants to purchase up to 920,875 ordinary shares at an exercise price of $16.00 per share. Additionally, converted $5,690 in bridge loans into 851,483 ordinary shares at a conversion price of $7.00 per share.

●	Issued bridge warrants to purchase 851,483 ordinary shares at $11.50 per share and 851,483 ordinary shares at $15.00 per share, each exercisable for 36 months.

●	Implemented governance structures including Audit, Compensation, and Nominating/Corporate Governance Committees.

Conversion of Bridge Loans

Upon the closing of the Merger, all outstanding bridge loans were converted into an aggregate of 851,483 ordinary shares of Terra Innovatum Global N.V. at a conversion price of $7.00 per share. In connection with the conversion, the Company issued to the lenders:

●	Warrants to purchase up to 851,483 ordinary shares at an exercise price of $11.50 per share; and

●	Warrants to purchase up to 851,483 ordinary shares at an exercise price of $15.00 per share.

These warrants have a term of 36 months from the date of issuance and were issued pursuant to the terms of the amended bridge loan agreements.

Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by :
Operating activities	$(3,688)	$12
Investing activities	(94)	-
Financing activities	5,759	-
Effect of exchange rate changes on cash and cash equivalents	105	-
Net increase in cash	$2,082	$12

Net Cash used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $3,688. This amount was related to (i) a net loss of $5,580, (ii) adjustments to reconcile net loss to net cash used in operating activities of $599, offset by (iii) working capital changes of $2,394, and (iv) $97 in changes in other non-current liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2024 was $12. This amount was related to (i) net income of $36, offset by (ii) adjustments to reconcile net loss to net cash used in operating activities of $28, offset by working capital changes of $4.

Net Cash Used by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $94. This amount was related to purchases of equipment.

Net Cash provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of proceeds of $5,577 from the Bridge Loans, $195 from the 2025 Loan Agreement that we entered into with our quotaholders’ in the first quarter of 2025, capital contributions of $11, offset by payment of debt issuance costs for Bridge Loans of $24.

Critical Accounting Policies and Estimates

Critical Accounting Policy: Warrants

Our financial statements are prepared in accordance with U.S. GAAP. In connection with our financing activities, we have entered into bridge loan agreements that include detachable warrants. The accounting treatment for these instruments is governed by ASC 480-10 (Distinguishing Liabilities from Equity) and ASC 815-40 (Contracts in an Entity’s Own Equity). Based on the terms of the instruments, we first determine whether the warrants should be classified as equity or liability. Warrants that do not meet all criteria for equity classification are initially recorded at fair value, classified as a liability and subsequently remeasured at each reporting period. Warrants that meet all equity classification criteria are recorded at their initial fair value and recognized as a component of additional paid-in capital. This accounting policy is considered critical due to the complexity of the applicable guidance, the judgment required in classification, and the potential for material impact on our financial statements.

Critical Accounting Estimate: Fair Value of Warrants

The valuation of both equity-classified and liability-classified warrants involves significant estimation uncertainty. We use option pricing models that require management to make assumptions about key inputs, including expected volatility, risk-free interest rates, term to expiration, and the fair value of the underlying equity. These inputs are inherently subjective and difficult to predict, and even small changes in any of them can materially affect the resulting fair value. The estimation process is particularly sensitive to market conditions and company-specific developments. For example, the resolution of funding thresholds in June 2025 required a final fair value measurement and reclassification of certain warrants, which impacted earnings. We continuously evaluate these assumptions, and changes in inputs or classification could materially affect our financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, expenses, results of operations, liquidity, or capital resources.

Related Party Transactions

Refer to Note 4. “Related Party Transactions” of the Notes to our Financial Statements included elsewhere in this Form 10-Q for a discussion of related party transactions.

Recent Accounting Standards and Pronouncements

Refer to Note 3. “Summary of Significant Accounting Policies” of the Notes to our Financial included elsewhere in this Form 10-Q for a discussion of recent accounting standards and pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to two material weaknesses that have been identified by management. Specifically, it was determined that we had inadequate segregation of duties within accounting processes due to limited personnel and we had insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Having just completed the Business Combination, we have just begun to address these issues.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2025	TERRA INNOVATUM GLOBAL N.V.

	By:	/s/ Alessandro Petruzzi
Name: Alessandro Petruzzi
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Guillaume Moyen
Name: Guillaume Moyen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)