Form 10-Q
period 2026-03-31
Terra Innovatum Global N.V.
filed 2026-07-01
CIK 2067627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

OR

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

As of June 29, 2026, there were a total of 110,500,908 ordinary shares of the registrant issued and outstanding.

Terra Innovatum Global N.V.

 Quarterly Report on Form 10-Q

Quarter Ended March 31, 2026

i

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q, other than statements of historical fact, are based on our management’s beliefs and assumptions and on information currently available to us. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies, including our ability to build and commercialize a micro-modular nuclear reactor;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A “Risk Factors” of our Annual Report filed on Form 10-K and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe,” “we expect,” “we anticipate” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS.

Terra Innovatum Global N.V.
(formerly Terra Innovatum Global Srl.)
Interim Condensed Consolidated Balance Sheets
(all amounts in USD)(in thousands)

	March 31,	December 31,
	2026	2025
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$96,701	$102,882
Accounts receivable, net	-	4
Prepaid expenses and other current assets	4,781	3,148
Total current assets	101,482	106,034
Equipment, net	417	102
Total assets	$101,899	$106,136
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$737	$1,150
Accrued expenses and other current liabilities	4,018	2,009
Total current liabilities	4,755	3,159
Share-settled contingent liability	185,860	186,323
Warrant liabilities	9,949	10,236
Other non-current liabilities	27	8
Total liabilities	200,591	199,726
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Ordinary shares (€0.01 par value, 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 110,226,198 shares issued and outstanding as of March 31, 2026 and 110,226,198 issued and outstanding as of December 31, 2025)	1,281	1,281
Convertible Preferred Shares (€100 par value, 8,040 shares authorized as of March 31, 2026 and December 31, 2025; 20 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	3,086	3,086

Additional paid-in capital	519,422	519,422
Accumulated deficit	(614,382)	(607,276)
Accumulated other comprehensive loss	(8,099)	(10,103)
Total shareholders’ deficit	(98,692)	(93,590)
Total liabilities and shareholders’ deficit	$101,899	$106,136

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Terra Innovatum Global N.V.
(formerly Terra Innovatum Global Srl.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income
(all amounts in USD)(in thousands, except share and per share amounts)

	For The Three Months Ended March 31,
	2026	2025
	Unaudited
Operating expenses:
General and administrative	$5,396	$1,416
Development costs	1,238	33
Total operating expenses	6,634	1,449
Loss from operations	(6,634)	(1,449)

Other income (expenses):
Other income, net	2,780	1
Change in fair value - share settled contingent liability	(3,335)	-
Change in fair value - warrant liabilities	83	-
Total other (expense) income, net	(472)	1
Loss before income taxes	(7,106)	(1,448)
(Provision) benefit for income taxes	-	-
Net loss	$(7,106)	$(1,448)
Other comprehensive income (loss)
Change in foreign currency translation adjustment	2,004	6
Total comprehensive loss	$(5,102)	$(1,442)

Net loss per share - basic and diluted	$(0.06)	$(0.03)
Weighted-average ordinary shares outstanding - basic and diluted	110,226,198	47,500,000

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Terra Innovatum Global N.V.
(Formerly Terra Innovatum Global Srl.)
Interim Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(all amounts in USD)(in thousands)

		Convertible						Accumulated	Total
	Corporate	Preferred Shares		Ordinary shares		Additional paid-in	Accumulated	other comprehensive	shareholders’
Unaudited	capital	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	deficit
Balance at January 1, 2026	$-	20	$3,086	110,226,198	$1,281	$519,422	$(607,276)	$(10,103)	$(93,590)
Net loss	-	-	-	-	-	-	(7,106)	-	(7,106)
Foreign currency translation	-	-	-	-	-	-	-	2,004	2,004
Balance at March 31, 2026	$-	20	$3,086	110,226,198	$1,281	$519,422	$(614,382)	$(8,099)	$(98,692)

		Convertible						Accumulated	Total
	Corporate	Preferred Shares		Ordinary shares		Additional paid-in	Accumulated	other comprehensive	shareholders’
Unaudited	capital	Shares	Amount	Shares	Amount	capital	deficit	income	deficit
Balance at January 1, 2024	$3	-	$-	-	$-	$-	$(3)	$-	$-
Retrospective application of the Business Combination	(3)	-	-	47,500,000	551	(548)	-	-	-
Adjusted balances at beginning of period	$-	-	$-	47,500,000	$551	$(548)	$(3)	$-	$-
Net loss	-	-	-	-	-	-	(34)	-	(34)
Foreign currency translation	-	-	-	-	-	-	-	2	2
Balance at December 31, 2024	$-	-	$-	47,500,000	$551	$(548)	$(37)	$2	$(32)
Net loss	-	-	-	-	-	-	(1,448)	-	(1,448)
Foreign currency translation	-	-	-	-	-	-	-	6	6
Balance at March 31, 2025	$-	-	$-	47,500,000	$551	$(548)	$(1,485)	$8	$(1,474)

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Terra Innovatum Global N.V.
(formerly Terra Innovatum Global Srl.)
Interim Condensed Consolidated Statements of Cash Flows
(all amounts in USD)(in thousands)

	For The Three Months Ended March 31,
	2026	2025
	Unaudited
Cash flows from operating activities
Net loss	$(7,106)	$(1,448)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Unrealized foreign exchange (gain) loss	(220)	46
Change in fair value of warrants	(83)	-
Change in fair value of share-settled contingent liability	3,335	-
Depreciation expense	6	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,716)	27
Accounts receivable, net	5	-
Accounts payable	(178)	1,022
Accrued expenses and other current liabilities	2,084	154
Other non-current liabilities	17	-
Net cash used in operating activities	(3,856)	(199)
Cash flows from investing activities
Purchases of equipment	(328)	-
Net cash used in investing activities	(328)	-
Cash flows from financing activities
Proceeds from related party loans	-	172
Net cash provided by financing activities	-	172
Effect of exchange rate changes on cash and cash equivalents	(1,997)	2
Net change in cash and cash equivalents	(4,184)	(27)
Cash and cash equivalents at beginning of the period	102,882	69
Cash and cash equivalents at end of the period	$96,701	$44
Supplemental disclosures for cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Terra Innovatum Global N.V.
(formerly Terra Innovatum Global Srl.)
Notes to the Interim Condensed Consolidated Financial Statements
(in thousands except share and per share amounts)

Note 1. Organization

Organization

Terra Innovatum Global N.V. (the “Company” or “Terra”) is a Dutch public limited liability company (naamloze vennootschap) organized under the laws of the Netherlands. The Company is registered in the Netherlands, and its legal headquarters is in Lucca, Italy, San Marco district at Via Matteo Trenta No. 117.

On October 9, 2025, the Company consummated a business combination with GSR III Acquisition Corp. (“GSR III”) pursuant to a Business Combination Agreement dated April 21, 2025, as amended (the “Business Combination”), which was accounted for as a recapitalization. Additional details are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As a result of the Business Combination, the Company became a publicly traded parent company of the combined organization. The Company’s ordinary shares commenced trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “NKLR” on October 10, 2025.

Following the Business Combination, Terra Innovatum Srl. (“Legacy Terra”), the private operating company prior to the Business Combination, continues to operate as a wholly owned subsidiary of the Company.

Nature of Operations

The Company is developing a micro-modular nuclear reactor known as the SOLOTM Micro-Modular Nuclear Reactor (“SOLO”). The Company’s activities are currently centered on engineering design, technology validation, regulatory engagement, and supply chain planning related to the SOLO reactor. The SOLO reactor is designed to generate approximately 1 megawatt electric (“MWe”) of baseload power through a gas-cooled system utilizing commercially available low enriched uranium (“LEU”). The reactor design contemplates extended operating cycles, including refueling capabilities, subject to regulatory approval.

As of March 31, 2026, the Company has completed the conceptual and detailed design phases of SOLO and has validated certain key technological components. The Company has initiated pre-application engagement with the U.S. Nuclear Regulatory Commission (“NRC”) and is progressing through regulatory and licensing activities required for future construction and operation. The Company has not yet constructed a commercial reactor and has not generated revenues from operations. All activities to date relate to research and development and preparation for potential future commercialization.

Risks and Uncertainties

The Company is an early-stage nuclear energy technology company and has not generated revenue from its principal operations. The Company’s activities remain focused on research and development, regulatory engagement, and preparation for future commercialization of its SOLO reactor technology.

As of March 31, 2026, the Company is subject to risks and uncertainties common to early-stage development enterprises, including the ability to obtain required regulatory approvals, successfully advance its technology through the licensing process, and continue to access capital to fund operations and future commercialization efforts. The regulatory approval process for nuclear technologies is complex, time-consuming, and subject to factors beyond the Company’s control.

In addition, the Company will require substantial additional capital to complete development and achieve commercialization, and there can be no assurance that such financing will be available on acceptable terms, or at all. These factors could impact the Company’s ability to execute its long-term business plan. However, there can be no assurance that additional financing will be available on favorable terms, if at all. These factors could impact the Company’s ability to execute its long-term business plan.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the ASC and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The interim condensed consolidated financial statements include the financial statements of Terra Innovatum Global N.V. and its subsidiaries. All intercompany balances and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a going concern basis based on the Company’s cash and cash equivalents of $96,701 as of March 31, 2026 and the Company’s budgeted cash flows for the twelve months following the issuance date of June 30, 2026.

The interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations, and cash flows. The Company’s operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2026 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. The Company believes the disclosures made are adequate to keep the information presented from being misleading.

Beginning with the quarterly report on Form 10-Q for the three and nine months ended September 30, 2025, we have elected to present all dollar amounts rounded to the nearest thousand dollars.

Prior to the closing of the Business Combination, Legacy Terra completed a series of restructuring transactions (the “Terra Pre-Closing Reorganization”) to establish a holding company structure. The Terra Pre-Closing Reorganization was accounted for as a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50. Accordingly, assets and liabilities were recorded at historical carrying amounts, and no goodwill, gain, or loss was recognized. As the reorganization resulted in a change in the reporting entity, the interim condensed consolidated financial statements have been retrospectively adjusted to include the historical financial results of Legacy Terra, the Company’s predecessor, for all periods presented, as if the current corporate structure had been in effect since the earliest period presented.

Basis of Consolidation

The interim condensed consolidated financial statements of the Company are presented in U.S. dollars and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company determines whether to consolidate an entity based on whether it has a controlling financial interest under ASC Topic 810, Consolidation (“ASC 810”). A controlling financial interest may be established through either (i) the variable interest entity (“VIE”) model or (ii) the voting interest model (“VOE”).

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

If an entity does not meet the definition of a VIE, the Company evaluates consolidation under the voting interest model. Under this model, the Company consolidates entities in which it has a controlling financial interest, generally evidenced by ownership of a majority of the voting interests. The Company has evaluated its legal entities under ASC 810-10-15-14 and determined that none meet the definition of a VIE. Accordingly, all such entities are considered VOEs, and the Company applies the voting interest model and consolidates its subsidiaries based on its controlling financial interest, which is evidenced by 100% ownership of the voting interests.

Foreign Currency Translation and Transaction Gains and Losses

The Company’s reporting currency is the United States Dollar (“$”), while its functional currency is the Euro (“€”), which it uses for conducting business and maintaining its books and records. The accompanying interim condensed consolidated financial statements are presented in US$.

Monetary assets and liabilities denominated in foreign currencies are remeasured at period-end exchange rates, and resulting foreign exchange gains and losses are recognized in earnings. For such monetary assets and liabilities that are measured at fair value, the Company has elected to present foreign exchange gains and losses arising from remeasurement within the same line item as the change in fair value of the underlying instruments in the interim condensed consolidated statements of operations, as such amounts are considered an integral component of the overall fair value measurement. For other monetary assets and liabilities not measured at fair value, foreign exchange gains and losses are presented within other income (expense), net in the interim condensed consolidated statements of operations.

In accordance with ASC 830-30, Translation of Financial Statements, the Company and its subsidiary, Legacy Terra, translates its assets and liabilities from its functional currency into US$ using the exchange rate at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (“AOCI”) within the interim condensed consolidated statements of changes in shareholders’ deficit.

Cash flows are translated at average exchange rates for the reporting period. As a result, the amounts presented in the interim condensed consolidated statements of cash flows may not directly reconcile with the corresponding changes in balances reported on the balance sheets.

During the three months ended March 31, 2026, net foreign currency transaction gains recognized in the interim condensed consolidated statements of operations and comprehensive income, primarily from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency, totaled approximately $2,169 and are included in other income, net.

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

Share-settled Contingent Liabilities

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

Share-settled contingent liabilities are initially recorded at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value, including the effect of foreign exchange translation, recognized in “change in fair value – share settled contingent liability” in the interim condensed consolidated statements of operations and comprehensive income. The liability is derecognized upon settlement or extinguishment of the underlying obligation.

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

Income Taxes

The Company is domiciled in the Netherlands. However, it is subject to taxation under Italian tax laws. The Company is not currently subject to U.S. federal or state income taxes on its operations.

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to be recovered or settled. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized.

The Company recognizes liabilities for potential tax payments to various tax authorities related to uncertain tax positions. The liabilities are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions, if any, are recorded as components of income tax expense.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, the Company does not recognize a tax benefit in the financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Subsequently, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of this guidance. ASU 2024-03 requires enhanced disclosure regarding specific expense categories, such as inventory costs, employee compensation, and depreciation, within the notes to the financial statements. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance allows for either prospective or retrospective application. The Company does not expect the adoption of this pronouncement to have a material impact to its interim condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (ASU 2025-07), which refines the scope of Topic 815 by clarifying which contracts are subject to derivative accounting and expands the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this pronouncement, if any.

Note 3. Related Party Transactions

Lease Agreement

On April 1, 2025, the Company entered into a lease agreement with Nine Nuclear and Industrial Engineering S.R.L. (“Nine”), a related party, to sublease three office rooms from a property unit located in Lucca, Sorbano del Giudice, Via della Chiesa XXXII n. 759. The three office rooms will be used exclusively for professional office purposes and related activities. The term of the lease agreement is 24 months starting from April 1, 2025 and ending on March 31, 2027. Each party may withdraw from the lease agreement at any time before the expiration date of the contract without any penalty. The rent is $12 (€11) per annum, $1 (€1) monthly and an immaterial monthly fee as a flat-rate reimbursement for utilities and cleaning costs (the “Lease Fee”), with the total monthly amount to be paid no later than the 10th of each month. The Lease Fee will be updated annually by 75% of the variation in the official consumer price indices for worker and employee families as determined by the Italian Statistics Day (“ISTAT”) in the previous year and subsequently year by year, with the first update taking effect on April 1, 2026. During the three months ended March 31, 2026, the Company paid $3 in rent.

Engineering Services Agreements

On July 11, 2025, the Company entered into an engineering services agreement with Nine, a related party, to support the design of the SOLO project. Per the terms of the agreement, Nine committed to deliver certain technical services to the Company with a total value of $215 (€184) plus value added tax (“VAT”). The costs associated with these services were expensed during the three months ended March 31, 2026. Any unpaid amounts as of quarter-end are included in accrued expenses and other current liabilities.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
Value added tax	$1,928	$407
Technical consultancy	1,150	177
Bank interest accrued	421	375
Membership fees	376	39
Insurance	350	997
Tax receivables	289	757
Advisory fees	164	243
Advertising	10	27
Other	93	126
Total prepaid expenses and other current assets	$4,781	$3,148

Note 5. Equipment, net

Equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Fixed assets not in service	$317	$113
Computer hardware	117	-
	434	113
Less: accumulated depreciation	(17)	(11)
Equipment, net	$417	$102

Depreciation expense for equipment was $6 and $0 during the three months ended March 31, 2026 and 2025, respectively.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Legal, accounting and other professional services	$2,254	$947
Value added tax payable	739	315
Technical consultancy	347	238
Directors compensation	320	113
Wages payable	202	329
Other	156	67
Total accrued expenses and other current liabilities	$4,018	$2,009

Note 7. Fair Value Measurements

Financial Instruments Not Recorded at Fair Value

Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable and other non-current liabilities approximate fair value.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Share-settled Contingent Liability

At the consummation of the Business Combination on October 9, 2025 (“Closing”), the Company entered into share-settled arrangements involving (i) contingently Convertible Preferred Shares issued to former Terra Innovatum Global Srl. quotaholders and (ii) contingently vesting GSR III Sponsor LLC (“Sponsor”) ordinary shares subject to market-based and regulatory milestones. These arrangements may result in the issuance or vesting of a variable number of ordinary shares and are not solely indexed to the Company’s stock price. As a result, they were initially classified and measured as liabilities at fair value, with the related amounts recorded within share-settled contingent liability in the consolidated balance sheet.

On October 16, 2025, certain milestones were achieved, resulting in the settlement of a portion of these arrangements. Immediately prior to settlement, the corresponding share-settled contingent liability was remeasured to fair value. Upon settlement, the related liability was reclassified to equity.

As of March 31, 2026, unearned milestone tranches remain classified as share-settled contingent liabilities and are remeasured at fair value at each reporting date, with changes recognized in earnings until the applicable milestones are achieved or expire.

The following tables provide a summary of changes in the estimated fair value of the Share-Settled Contingent Liability using significant Level 3 inputs:

Balance - January 1, 2026	$186,323
Loss recognized in earnings due to change of fair value, net of foreign currency remeasurement impact	3,335
Foreign currency translation	(3,798)
Balance - March 31, 2026	$185,860

The Company estimated the fair value of the Share-Settled Contingent Liability using the Monte Carlo option pricing model with the following inputs:

Weighted average expected term (years)	6.5
Weighted average expected volatility	125.0%
Risk-free interest rate	3.61 - 4.74%
Dividend yield	0%

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

Liability Classified Warrants

The warrants issued to the PIPE Investor and Bridge Loan lenders in connection with the Merger are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the consolidated balance sheets. Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the interim condensed consolidated statements of operations and comprehensive income (loss).

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

The following table summarizes the significant assumptions used in the valuation of the liability-classified warrants as of March 31, 2026:

	PIPE Warrant	Bridge Loan Warrant
Weighted average expected term (years)	4.53	2.53
Weighted average expected volatility	125.0%	125.0%
Risk-free interest rate	3.8%	3.7%
Dividend yield	0%	0%

During the periods presented, there were no transfers between levels of the fair value hierarchy.

Note 8. Warrants

Equity-Classified Warrants

In connection with the Business Combination, the Company issued warrants to certain investors to purchase up to 1,000,000 ordinary shares at an exercise price of $7.00 per share. The warrants are exercisable for a term of five years and are classified as equity. These warrants were issued in exchange for advisory services and accounted for as share-based compensation under ASC 718.

Liability-Classified Warrants

The Company has outstanding warrants issued in connection with the PIPE financing and prior bridge arrangements. These warrants are exercisable at prices ranging from $11.50 to $16.00 per share and have terms of up to five years.

The warrants are classified as liabilities as they are not considered indexed to the Company’s functional currency in accordance with ASC 815-40. As a result, the warrants are recorded at fair value upon issuance and remeasured at fair value at each reporting date, with changes in fair value recognized in the interim condensed consolidated statements of operations.

Certain of these warrants were issued in connection with bridge loans that were outstanding prior to the Business Combination and were converted into equity at Closing.

The following table summarizes the activity in the Company’s warrant liabilities for the period ended March 31, 2026:

	PIPE Warrant	Bridge Loan Warrant
Balance - January 1, 2026	$5,931	$4,305
Loss (gain) recognized in earnings due to change in fair value, net of foreign currency remeasurement impact	71	(154)
Foreign currency translation	(121)	(83)
Balance - March 31, 2026	$5,881	$4,068

Refer to Note 7 – Fair Value Measurements for additional information regarding the valuation of the warrant liabilities.

Note 9. Shareholders’ Deficit

Authorized Share Capital

The Company is authorized to issue 500,000,000 ordinary shares with a par value of €0.01 per share and 8,040 convertible preferred shares with a par value of €100 per share. Upon conversion of one or more of the convertible preferred shares into ordinary shares, the authorized share capital shall decrease with the number of convertible preferred shares so converted and shall increase with the number of ordinary shares into which such convertible preferred shares were converted.

Vesting Sponsor Shares

In connection with the Business Combination, 549,500 ordinary shares were issued as vesting Sponsor shares. As of March 31, 2026, approximately 50% of these shares have vested, with the remaining shares subject to vesting conditions. The unvested shares are classified as a share-settled contingent liability in the consolidated balance sheets.

Convertible Preferred Shares

The Company issued 8,000 convertible preferred shares that are mandatorily convertible into ordinary shares upon achievement of specified milestones. As of March 31, 2026, 4,000 shares have converted into ordinary shares, and the remaining 4,000 shares are outstanding and classified as share-settled contingent liabilities.

SPAC Financial Advisor Preferred Shares

The Company issued 40 convertible preferred shares to a financial advisor as share-based compensation. As of March 31, 2026, 20 shares have converted into ordinary shares and 20 remain outstanding. These awards are classified in equity and accounted for under ASC 718.

Warrants

See Note 8 – Warrants for additional information.

Note 10. Commitments and Contingencies

Investor Relations and Advisory Services Agreements

The Company has an investor relations and advisory agreement under which it pays a fixed monthly fee, along with certain variable charges. The agreement remains in effect through April 30, 2026 and automatically renews unless terminated.

Capital Markets Advisory Agreements

The Company has entered into various capital markets advisory agreements with third-party service providers. These agreements include fixed fee commitments payable over contractual terms ranging from approximately one to two years. Certain agreements include customary termination and change-in-control provisions.

Engineering and Development Agreements

The Company has entered into agreements with third-party vendors to support engineering, licensing, and development activities related to the SOLO project. Payments under these agreements are based on contractual milestones, time-based services, or invoiced amounts.

Senior Advisor Agreement

 The Company has an agreement with an independent contractor providing strategic advisory services. Compensation under the agreement includes potential equity-based awards and a commission on qualifying business opportunities. As of March 31, 2026, no equity awards have been granted under this arrangement.

Lease Agreement

 On January 2, 2026, the Company entered into a lease for office space in Lucca, Italy, with a noncancelable term commencing April 1, 2026 and expiring March 31, 2032. The lease provides for annual base rent of approximately $88 (€75), subject to escalation.

Note 11. Net Loss Per Share

The Company completed a business combination on October 9, 2025, which was accounted for as a recapitalization. Accordingly, historical share information has been retroactively restated to reflect 47,500,000 ordinary shares for periods prior to Closing.

Basic and diluted net loss per share attributable to ordinary shareholders were calculated as follows (in thousands except share and per share amounts):

	For The Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(7,106)	$(1,448)
Denominator:
Weighted-average ordinary shares outstanding – basic and diluted	110,226,198	47,500,000
Net loss per share attributable to ordinary shareholders:
Basic and diluted net loss per share	$(0.06)	$(0.03)

For the three months ended March 31, 2026, no instruments were dilutive. Potential ordinary shares related to share-settled contingent liabilities, unvested Sponsor shares, and certain equity awards were excluded from diluted EPS as the applicable issuance or vesting conditions were not satisfied as of the reporting date.

In addition, liability-classified PIPE and Bridge Warrants and equity-classified warrants were evaluated under the treasury stock method. For the three months ended March 31, 2026, the average market price of the Company’s ordinary shares was below the exercise prices of all outstanding warrants; accordingly, all such instruments were anti-dilutive and therefore excluded from diluted EPS.

These anti-dilutive instruments represented approximately 5,475,591 potential ordinary shares as of March 31, 2026. As a result, diluted net loss per share equals basic net loss per share for the period.

Note 12. Segment Information

The Company is a development-stage nuclear energy technology company focused on the research, development, and future commercialization of its SOLO micro-modular nuclear reactor. The chief operating decision maker (“CODM”), consisting of the Company’s chief executive officer and founding officers acting collectively, reviews financial information on a consolidated basis for purposes of evaluating performance and allocating resources. The CODM does not review discrete financial information by product, function, or geographic location. As a result, the Company has determined that it operates as a single operating segment, which is also its sole reportable segment. The measure of segment profit or loss and segment assets is the same as that presented in the interim condensed consolidated financial statements. The CODM primarily uses consolidated general and administrative expenses and development costs to assess operating performance and liquidity. Because the Company operates as a single reportable segment, no reconciliation of segment information to consolidated results is required. The Company has not generated revenue from external customers, as its SOLO product remains under development.

Note 13. Income Taxes

For the three months ended March 31, 2026, the Company recognized no income tax benefit or expense on a pretax loss of $7,106, resulting in an effective tax rate of 0%. The Company maintained a full valuation allowance against its net deferred tax assets as of March 31, 2026, based on its determination that it is more likely than not that the Company’s net deferred tax assets will not be realized.

Note 14. Subsequent Events

The Company has evaluated subsequent events through June 30, 2026, the date the interim condensed consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to disclosures in the interim condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information that Terra Innovatum Global N.V. management believes is relevant to an assessment and understanding of Terra Innovatum Global N.V.’s results of operations and financial condition. This discussion should be read together with Terra Innovatum Global N.V.’s unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025, and the related notes included elsewhere in this Form 10-Q.

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

Company Overview

We are a pioneering nuclear energy technology company developing the SOLOTM Micro-Modular Nuclear Reactor (“SOLO”), a breakthrough solution designed to address critical challenges in affordable, clean, decentralized energy production. Our reactor represents a significant technological and engineering advancement, offering a compact, safe, and economically compelling alternative to traditional energy generation and supply solutions. The SOLO reactor’s core innovation lies in its ability to generate 1 MWe of electricity baseload with a continuous operational cycle of up to 15 years, extendable to 45 years through refueling, with a fixed and competitive projected levelized cost of energy. Our strategic roadmap targets commercial deployment by 2028, with a clear focus on delivering a scalable, modular nuclear solution that can be deployed across diverse geographies and markets — from industrial and infrastructure to remote and off-grid applications. Key differentiators include a gas-cooled design, multiple safety shutdown mechanisms, safeguard-by-design, small footprint, and the ability to use commercially available Low Enriched Uranium (“LEU”), which significantly reduces regulatory and technological barriers typical in nuclear energy development. We have made substantial progress in de-risking our First-of-a-Kind (“FOAK”) reactor, including initiating regulatory engagement with the U.S. Nuclear Regulatory Commission (“NRC”), and establishing a robust supply chain strategy. We have completed the reactor design sufficiently to support component fabrication and NRC licensing, validated key technological components, and are targeting licensing and deployment of the FOAK reactor by 2028.

Recent Developments

Lease Agreement

On January 2, 2026, we entered into a lease for office space in Lucca, Italy, with a noncancelable term commencing April 1, 2026 and expiring March 31, 2032. The lease provides for annual base rent of approximately $88 (€75), subject to escalation.

Financial Performance

For the three months ended March 31, 2026 and 2025, we reported a net loss of $7,106 and $1,448, respectively. Net cash used in operating activities was $3,856 for the three months ended March 31, 2026 compared to net cash used of $199 for the three months ended March 31, 2025.

Key Factors and Trends Affecting Our Business and Results of Operations

We believe the following factors and trends may cause previously reported financial information not to be necessarily indicative of future operating results or future financial conditions:

●	Product Development Plan

The commercial rollout of advanced nuclear reactors depends on securing regulatory approvals for its design, construction, and operation. Our regulatory engagement plan was submitted to the NRC, and the NRC is currently reviewing a number of safety related topics related to SOLO. Although our team has significant prior experience working with the NRC, we cannot control NRC’s review process and review periods may take longer than anticipated.

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

To mitigate the AI-driven market concentration risks, we have strategically designed SOLO with multi-sector versatility, targeting a diverse range of energy-intensive industries including industrial manufacturing (cement, steel, mining, paper production), critical infrastructure services (airports, ports, logistics hubs), agricultural and food processing applications (greenhouses, vertical farming, food processing plants), energy storage (ammonia production, pink hydrogen) and essential utility services like desalination and water treatment. This intentional market diversification allows us to create resilience against sector-specific economic fluctuations, leveraging SOLO’s ability to provide both electricity and thermal energy across multiple high-demand sectors, including emerging opportunities in medical radioisotope production.

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

Emerging Growth Company and Smaller Reporting Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Until we are no longer considered to be an emerging growth company, we have elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, as an emerging growth company we can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Segment Reporting

We are a development-stage nuclear energy technology company focused on the research, development, and future commercialization of our SOLO micro-modular nuclear reactor. Our chief operating decision maker (“CODM”), consisting of our chief executive officer and founding officers acting collectively, reviews financial information on a consolidated basis for purposes of evaluating performance and allocating resources. The CODM does not review discrete financial information by product, function, or geographic location. As a result, we have determined that we operate as a single operating segment, which is also our sole reportable segment. The measure of segment profit or loss and segment assets is the same as that presented in the interim condensed consolidated financial statements. The CODM primarily uses consolidated general and administrative expenses and development costs to assess operating performance and liquidity. We have not generated revenue from external customers, as our SOLO product remains under development.

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

Operating Expenses

General and administrative

Our general and administrative expenses consist primarily of advisory fees, legal fees, audit, accounting, professional services fees, insurance, Board of Director compensation, development costs, transportation, food and lodging, conference and seminar registration fees, advertising, rental, filing fees, employee benefits, consultancy fees, representation expenses, commissions, and other miscellaneous expenses.

Development costs

Development costs represent costs incurred to design and engineer SOLO. These costs include technical consulting and personnel-related expenses (such as salaries, employee benefits, and bonuses), software and computing costs, hardware and experimental supplies, and fees for outside engineering, analytical, and consulting services.

Other Income (Expenses)

Other income, net

Our other income, net primarily consists of foreign currency transaction gains and losses, as well as interest income.

Change in fair value – share settled contingent liability

The change in fair value — share settled contingent liability consists of the change in fair value of certain issuances of Convertible Preferred Shares.

Change in fair value — warrant liabilities

The change in fair value — warrant liabilities consists of the change in fair value of certain PIPE warrants.

Provision for income taxes

Provision (or benefit) for income taxes consists of the expense or income related to income taxes.

Results of Operations

The Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table sets forth our results for the periods indicated and the changes between periods:

	For The Three Months Ended March 31,
	2026	2025	$ Variance	% Variance
Operating expenses:
General and administrative	$5,396	$1,416	$3,980	281%
Development costs	1,238	33	1,205	3,652%
Total operating expenses	6,634	1,449	5,185	358%
Loss from operations	(6,634)	(1,449)	5,185	358%

Other income (expenses):
Other income, net	2,780	1	2,779	NM
Change in fair value - share settled contingent liability	(3,335)	-	(3,335)	NM
Change in fair value - warrant liabilities	83	-	83	NM
Total other (expense) income, net	(472)	1	(473)	NM
Loss before income taxes	(7,106)	(1,448)	(5,658)	(391)%
(Provision) benefit for income taxes	-	-	-	0%
Net loss	$(7,106)	$(1,448)	$(5,658)	(391)%

NM – not meaningful

Operating Expenses

General and administrative

General and administrative expenses increased by $3,980 for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases of (i) $2,359 for compensation to third parties, (ii) $644 for insurance, (iii) $458 for Board of Director compensation, (iv) $144 for development costs, (v) $125 for transportation, (vi) $69 for food and lodging, (vii) $51 for conference and seminar registration fees, (viii) $33 for advertising, (ix) $31 for professional fees, (x) $23 for rental, and (xi) $21 for filing fees. The remaining $22 net change is primarily driven by employee benefits, consultancy fees, representation expenses, commissions, and other miscellaneous expenses.

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

Development costs

Development costs increased by $1,205 for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases of (i) $1,059 in technical consultancy fees, (ii) $68 in salaries and wages, (iii) $53 in other payroll and benefits, and (iv) $24 in employee income tax withholding. The remaining $1 increase is primarily driven by travel costs.

Other Income (Expense)

Other income, net

Other income, net was $2,780 for the three months ended March 31, 2026, which primarily consists of $2,168 of net foreign currency gains and $612 of interest income. Other income, net was $1 for the three months ended March 31, 2025.

Change in fair value – share settled contingent liability

There was a $3,335 unrealized loss in fair value attributable to the change in fair value of the share settled contingent liability for the three months ended March 31, 2026. There was no share settled contingent liability during the same period in 2025.

Change in fair value — warrant liabilities

The $83 unrealized gain in fair value attributable to warrant liabilities for the three months ended March 31, 2026 consists of the change in fair value of certain PIPE warrants. There was no warrant liability during the same period in 2025.

Provision for income taxes

The provision for income taxes was $0 for the three months ended March 31, 2026 and 2025.

Net loss

Net loss for the three months ended March 31, 2026 was $7,106 compared to $1,448 for the three months ended March 31, 2025. The $5,658 net change was primarily due to the $5,185 increase in operating expenses and $3,335 change in fair value of the share settled contingent liability. These increases were partially offset by increases of $2,779 in other income, net and $83 in fair value of warrant liabilities.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash to support ongoing operations, meet obligations, and fund future growth. Since inception, we have financed our activities primarily through capital contributions, as we have not yet generated revenue from our core operations. We do not expect to generate meaningful revenue unless and until we complete development, obtain regulatory licenses, and enter the commercialization phase of the SOLO, which we do not anticipate before 2028. Accordingly, we are dependent on our existing cash resources to fund operations while we advance toward commercialization. In the short term, our liquidity is supported by the proceeds received upon closing the Business Combination on October 9, 2025 (“Closing”), which, together with the related PIPE financing, generated net proceeds of approximately $106,713. At Closing, all outstanding Bridge Loans converted into 851,483 ordinary shares at a price of $7.00 per share, eliminating near-term debt service commitments. We expect to outsource manufacturing activities, which reduces near-term capital expenditure requirements.

As of March 31, 2026, we had cash of $96,701 and an accumulated deficit of approximately $614,382. Net cash used in operating activities was $3,856 for the three months ended March 31, 2026. We have historically incurred recurring operating losses and generated negative cash flows from operations.

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

Cash Flows

The following table provides detailed information about our net cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(3,856)	$(199)
Investing activities	(328)	-
Financing activities	-	172
Net increase in cash	$(4,184)	$(27)

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2026 was $3,856. This amount was primarily driven by (i) net loss of $7,106, (ii) non-cash adjustments of $3,038, (iii) net working capital decreases of $195, and (iv) an increase in other non-current liabilities of $17.

Net cash used by operating activities for the three months ended March 31, 2025 was $199. This amount was primarily attributable to (i) net loss of $1,448, (ii) non-cash adjustments of $46, and (iii) net working capital decreases of $1,203.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2026 was $328, which was related to the purchases of equipment. There was no net cash from investing activities during the three months ended March 31, 2025.

Financing Activities

There was no net cash from financing activities during the three months ended March 31, 2026. Net cash provided by financing activities for the three months ended March 31, 2025 consisted of proceeds of $172 from an interest-free loan agreement that we entered into with our shareholders on December 18, 2024.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, expenses, results of operations, liquidity, or capital resources.

Related Party Transactions

Refer to Note 3. “Related Party Transactions” of the Notes to our Financial Statements included elsewhere in this Form 10-Q for a discussion of related party transactions.

Recent Accounting Standards and Pronouncements

Refer to Note 2. “Summary of Significant Accounting Policies” of the Notes to our Financial Statements included elsewhere in this Form 10-Q for a discussion of recent accounting standards and pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting, as further described below.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of our company are being made only in accordance with authorization of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework (or “COSO Framework”). Based on its evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2026 due to the existence of four material weaknesses, described further below. A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that material misstatement of annual or interim financial statements would not be prevented or detected. We describe the material weaknesses in the following section.

(c) Material Weakness in Internal Controls Over Financial Reporting

We did not maintain effective internal controls over financial reporting, based on the criteria established in the COSO Framework, which resulted in deficiencies in principles associated with the control environment and its ongoing evaluation by management. These control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to:

●	The lack of sufficient Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) control environment, including: (i) insufficient structured reporting to our Board of Directors and Audit Committee on the design and operating effectiveness of internal controls over financial reporting; (ii) the organization has not attracted, developed, or retained personnel with the competence required to design and execute SOX-compliant controls, including the competence to scope, review and challenge the work of the external accounting valuation and tax specialists on which it relies; (iii) organizational structures, reporting lines and authorities for the financial reporting function have not been formally defined, which is the structural driver of the segregation of duties condition; and (iv) no individual has been formally designated as accountable for our Sarbanes-Oxley compliance program.

●	Following completion of our de-SPAC transaction we did not perform a formal assessment of the impact of this change on our internal control environment. As a result: (i) financial reporting objectives have not been defined in the context of public company obligations; (ii) risks to achieving those objectives have not been formally identified or assessed; (iii) no fraud risk assessment has been performed; (iv) accountability for the risk-assessment process has not been assigned; and (v) no evaluation was performed to assess the delta between our existing control environment and the requirements of an SEC registrant.

●	Our failure to uplift our internal controls following our de-SPAC transaction. Specifically: (i) key controls lack documented evidence of review sufficient for audit purposes; (ii) data used in controls has not been validated for completeness and accuracy; (iii) third-party data is relied upon without evaluation of service organization controls or mapping of complementary user entity controls, and reliance on external specialists engaged for complex accounting, valuation and tax matters is not subject to structured internal review and challenge; (iv) no formal SOX policies or procedures have been documented; and (v) IT General Controls have not been scoped or evaluated.

●	We do not have a monitoring program to assess whether internal controls over financial reporting are present and operating effectively on an ongoing basis.

These material weaknesses created a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis as of March 31, 2026.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2026, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2026	Terra Innovatum Global N.V.

/s/ Alessandro Petruzzi
Name: Alessandro Petruzzi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Katherine Williams
Name: Katherine Williams
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

