Form 10-Q
period 2026-06-30
Terra Innovatum Global N.V.
filed 2026-08-14
CIK 2067627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of June 30, 2026 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued ordinary shares minus shares held by the officers, directors and known holders of 10% or more of the Company’s ordinary shares) was $0.

As of August 13, 2026, there were a total of 110,500,908 ordinary shares of the registrant issued and outstanding.

Terra Innovatum Global N.V.

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2026

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

 In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS.

Terra Innovatum Global N.V.
(formerly Terra Innovatum Global Srl.)
Interim Condensed Consolidated Balance Sheets
(all amounts in USD)(in thousands)

	June 30,	December 31,
	2026	2025
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$91,055	$102,882
Accounts receivable, net	-	4
Prepaid expenses and other current assets	6,626	3,148
Total current assets	97,681	106,034
Equipment, net	455	102
Operating lease right-of-use assets	384	-
Total assets	$98,520	$106,136
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$2,258	$1,150
Operating lease liabilities, current	26	-
Accrued expenses and other current liabilities	4,295	2,009
Total current liabilities	6,579	3,159
Share-settled contingent liability	196,527	186,323
Warrant liabilities	10,513	10,236
Operating lease liabilities, non-current	358	-
Other non-current liabilities	38	8
Total liabilities	214,015	199,726
Commitments and contingencies (Note 11)
Shareholders’ deficit:
Ordinary shares (€0.01 par value, 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 110,226,198 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	1,281	1,281
Convertible Preferred Shares (€100 par value, 8,040 shares authorized as of June 30, 2026 and December 31, 2025; 20 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	3,086	3,086

Additional paid-in capital	519,422	519,422
Accumulated deficit	(632,426)	(607,276)
Accumulated other comprehensive loss	(6,858)	(10,103)
Total shareholders’ deficit	(115,495)	(93,590)
Total liabilities and shareholders’ deficit	$98,520	$106,136

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Terra Innovatum Global N.V.
(formerly Terra Innovatum Global Srl.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income
(all amounts in USD)(in thousands, except share and per share amounts)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
	Unaudited		Unaudited
Operating expenses:
General and administrative	$4,598	$2,104	$9,994	$3,520
Development costs	1,481	56	2,719	89
Total operating expenses	6,079	2,160	12,713	3,609
Loss from operations	(6,079)	(2,160)	(12,713)	(3,609)

Other income (expenses):
Other income (expenses)	1,190	(245)	3,970	(244)
Change in fair value - share settled contingent liability	(12,492)	-	(15,827)	-
Change in fair value - warrant liabilities	(663)	1,260	(580)	1,260
Total other (expense) income, net	(11,965)	1,015	(12,437)	1,016
Loss before income taxes	(18,044)	(1,145)	(25,150)	(2,593)
(Provision) benefit for income taxes	-	-	-	-
Net loss	$(18,044)	$(1,145)	$(25,150)	$(2,593)
Other comprehensive loss
Change in foreign currency translation adjustment	1,241	11	3,245	17
Total comprehensive loss	$(16,803)	$(1,134)	$(21,905)	$(2,576)

Net loss per share - basic and diluted	$(0.16)	$(0.02)	$(0.23)	$(0.05)
Weighted-average ordinary shares outstanding - basic and diluted	110,226,198	47,500,000	110,226,198	47,500,000

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Terra Innovatum Global N.V.
(Formerly Terra Innovatum Global Srl.)
Interim Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(all amounts in USD)(in thousands)

								Accumulated
	Corporate	Convertible Preferred Shares		Ordinary shares		Additional paid-in	Accumulated	other comprehensive	Total shareholders’
Unaudited	capital	Shares	Amount	Shares	Amount	capital	deficit	loss	deficit
Balance at January 1, 2026	$-	20	$3,086	110,226,198	$1,281	$519,422	$(607,276)	$(10,103)	$(93,590)
Net loss	-	-	-	-	-	-	(7,106)	-	(7,106)
Foreign currency translation	-	-	-	-	-	-	-	2,004	2,004
Balance at March 31, 2026	$-	20	$3,086	110,226,198	$1,281	$519,422	$(614,382)	$(8,099)	$(98,692)
Net loss	-	-	-	-	-	-	(18,044)	-	(18,044)
Foreign currency translation	-	-	-	-	-	-	-	1,241	1,241
Balance at June 30, 2026	$-	20	$3,086	110,226,198	$1,281	$519,422	$(632,426)	$(6,858)	$(115,495)

								Accumulated
	Corporate	Convertible Preferred Shares		Ordinary shares		Additional paid-in	Accumulated	other comprehensive	Total shareholders’
Unaudited	capital	Shares	Amount	Shares	Amount	capital	deficit	income	deficit
Balance at January 1, 2024	$3	-	$-	-	$-	$-	$(3)	$-	$-
Retrospective application of the Business Combination	(3)	-	-	47,500,000	551	(548)	-	-	-
Adjusted balances at beginning of period	$-	-	$-	47,500,000	$551	$(548)	$(3)	$-	$-
Net loss	-	-	-	-	-	-	(34)	-	(34)
Foreign currency translation	-	-	-	-	-	-	-	2	2
Balance at December 31, 2024	$-	-	$-	47,500,000	$551	$(548)	$(37)	$2	$(32)
Net loss	-	-	-	-	-	-	(1,448)	-	(1,448)
Foreign currency translation	-	-	-	-	-	-	-	6	6
Balance at March 31, 2025	$-	-	$-	47,500,000	$551	$(548)	$(1,485)	$8	$(1,474)
Net loss	-	-	-	-	-	-	(1,145)	-	(1,145)
Issuance of warrants, net	-	-	-	-	-	1,077	-	-	1,077
Foreign currency translation	-	-	-	-	-	-	-	11	11
Balance at June 30, 2025	$-	-	$-	47,500,000	$551	$529	$(2,630)	$19	$(1,531)

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Terra Innovatum Global N.V.
(formerly Terra Innovatum Global Srl.)
Interim Condensed Consolidated Statements of Cash Flows
(all amounts in USD)(in thousands)

	For The Six Months Ended June 30,
	2026	2025
	Unaudited
Cash flows from operating activities
Net loss	$(25,150)	$(2,593)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Unrealized foreign exchange (gain) loss	(872)	65
Change in fair value of warrants	580	(1,260)
Change in fair value of share-settled contingent liability	15,827	-
Interest expense - non-cash	-	116
Depreciation expense	14	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,638)	(292)
Accounts receivable, net	5	-
Accounts payable	2,036	2,054
Accrued expenses and other current liabilities	2,395	536
Other non-current liabilities	25	3
Net cash used in operating activities	(8,778)	(1,371)
Cash flows from investing activities
Purchases of equipment	(378)	-
Net cash used in investing activities	(378)	-
Cash flows from financing activities
Proceeds from bridge loans	-	4,803
Payment of debt issuance costs for Bridge Loans	-	(20)
Capital contributions	-	11
Proceeds from related party loans	-	190
Net cash provided by financing activities	-	4,984
Effect of exchange rate changes on cash and cash equivalents	(2,671)	291
Net change in cash and cash equivalents	(9,156)	3,613
Cash and cash equivalents at beginning of the period	102,882	69
Cash and cash equivalents at end of the period	$91,055	$3,973
Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$22	$-
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$396	$-
Unpaid deferred transaction costs	$-	$550
Reclassification of liability-classified to equity-classified warrants	$-	$189
Fair value of warrant liability	$-	$1,452
Issuance costs allocated to Bridge Loans	$-	$8
Equity classified warrants in conjunction with Bridge Loans	$-	$954

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

On October 9, 2025, the Company consummated a business combination with GSR III Acquisition Corp. (“GSR III”) (the “Merger”) pursuant to a Business Combination Agreement dated April 21, 2025, as amended (the “Business Combination”), which was accounted for as a recapitalization. Additional details are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As a result of the Business Combination, the Company became a publicly traded parent company of the combined organization. The Company’s ordinary shares commenced trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “NKLR” on October 10, 2025.

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

As of June 30, 2026, the Company has completed the conceptual and detailed design phases of SOLO and has validated certain key technological components. The Company has initiated pre-application engagement with the U.S. Nuclear Regulatory Commission (“NRC”) and is progressing through regulatory and licensing activities required for future construction and operation. The Company has not yet constructed a commercial reactor and has not generated revenue from operations. All activities to date relate to research and development and preparation for potential future commercialization.

Risks and Uncertainties

The Company is an early-stage nuclear energy technology company and has not generated revenue from its principal operations. The Company’s activities remain focused on research and development, regulatory engagement, and preparation for future commercialization of its SOLO reactor technology.

As of June 30, 2026, the Company is subject to risks and uncertainties common to early-stage development enterprises, including the ability to obtain required regulatory approvals, successfully advance its technology through the licensing process, and continue to access capital to fund operations and future commercialization efforts. The regulatory approval process for nuclear technologies is complex, time-consuming, and subject to factors beyond the Company’s control.

In addition, the Company will require substantial additional capital to complete development and achieve commercialization, and there can be no assurance that such financing will be available on acceptable terms, or at all.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the account standards codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The interim condensed consolidated financial statements include the financial statements of Terra Innovatum Global N.V. and its subsidiaries. All intercompany balances and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a going concern basis based on the Company’s cash and cash equivalents of $91,055 as of June 30, 2026 and the Company’s budgeted cash flows for the twelve months following the issuance date of August 14, 2026.

The interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations, and cash flows. The Company’s operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2026 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. The Company believes the disclosures made are adequate to keep the information presented from being misleading.

Beginning with the quarterly report on Form 10-Q for the three and nine months ended September 30, 2025, we have elected to present all dollar amounts rounded to the nearest thousand dollars.

Prior to the closing of the Business Combination, Legacy Terra completed a series of restructuring transactions (the “Terra Pre-Closing Reorganization”) to establish a holding company structure. The Terra Pre-Closing Reorganization was accounted for as a transaction between entities under common control in accordance with ASC 805-50. Accordingly, assets and liabilities were recorded at historical carrying amounts, and no goodwill, gain, or loss was recognized. As the reorganization resulted in a change in the reporting entity, the interim condensed consolidated financial statements have been retrospectively adjusted to include the historical financial results of Legacy Terra, the Company’s predecessor, for all periods presented, as if the current corporate structure had been in effect since the earliest period presented.

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

Monetary assets and liabilities denominated in foreign currencies are remeasured at period-end exchange rates, and resulting foreign exchange gains and losses are recognized in earnings. For such monetary assets and liabilities that are measured at fair value, the Company has elected to present foreign exchange gains and losses arising from remeasurement within the same line item as the change in fair value of the underlying instruments in the interim condensed consolidated statements of operations, as such amounts are considered an integral component of the overall fair value measurement. For other monetary assets and liabilities not measured at fair value, foreign exchange gains and losses are presented within other income (expense) in the interim condensed consolidated statements of operations.

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

During the three and six months ended June 30, 2026, net foreign currency transaction gains recognized in the interim condensed consolidated statements of operations and comprehensive income, primarily from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency, totaled approximately $646 and $2,815 respectively, and are included in other income (expense).

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

Share-settled contingent liabilities are initially recorded at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value, including the effect of foreign exchange translation, recognized in change in fair value – share settled contingent liability in the interim condensed consolidated statements of operations and comprehensive income. The liability is derecognized upon settlement or extinguishment of the underlying obligation.

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

Note 3. Related Party Transactions

Lease Agreement

On April 1, 2025, the Company entered into a lease agreement with Nine Nuclear and Industrial Engineering S.R.L. (“Nine”), a related party, to sublease three office rooms from a property unit located in Lucca, Sorbano del Giudice, Via della Chiesa XXXII n. 759. The three office rooms will be used exclusively for professional office purposes and related activities. The term of the lease agreement is 24 months starting from April 1, 2025 and ending on March 31, 2027. Each party may withdraw from the lease agreement at any time before the expiration date of the contract without any penalty. The rent is $12 (€11) per annum, $1 (€1) monthly and an immaterial monthly fee as a flat-rate reimbursement for utilities and cleaning costs (the “Lease Fee”), with the total monthly amount to be paid no later than the 10th of each month. The Lease Fee will be updated annually by 75% of the variation in the official consumer price indices for worker and employee families as determined by the Italian Statistics Day (“ISTAT”) in the previous year and subsequently year by year, with the first update taking effect on April 1, 2026. During the three and six months ended June 30, 2026, the Company paid $3 and $6 in rent, respectively.

Engineering Services Agreements

On July 11, 2025, the Company entered into an engineering services agreement with Nine, a related party, to support the design of the SOLO project. Per the terms of the agreement, Nine committed to deliver certain technical services to the Company with a total value of $215 (€184) plus value added tax (“VAT”). The costs associated with these services were expensed during the six months ended June 30, 2026. Any unpaid amounts as of quarter-end are included in accrued expenses and other current liabilities.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
Value added tax	$2,660	407
Technical consultancy	1,444	177
Bank interest accrued	808	375
Membership fees	257	39
Insurance	990	997
Tax receivables	428	757
Advisory fees	21	243
Advertising	-	27
Other	18	126
Total prepaid expenses and other current assets	$6,626	$3,148

Note 5. Equipment, net

Equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
Fixed assets not in service	$314	$113
Computer hardware	166	-
	480	113
Less: accumulated depreciation	(25)	(11)
Equipment, net	$455	$102

Depreciation expense for equipment was $8 and $14 during the three and six months ended June 30, 2026, respectively. There was no depreciation expense in the three and six months ended June 30, 2025.

Note 6. Leases

Lease Agreement

On January 2, 2026, the Company entered into a lease for office space in Lucca, Italy, with a noncancelable term commencing April 1, 2026 and expiring March 31, 2032. The lease provides for annual base rent of approximately $88 (€75), which is adjusted annually in accordance with the variation in the Italian consumer price index (“ISTAT”), as required under Italian commercial lease law. These index-based rent adjustments are variable lease payments and are recognized as expense in the period incurred; they are not included in the measurement of the lease liability or right-of-use asset.

The Company determines whether an arrangement contains a lease at inception and records a right-of-use (“ROU”) asset and lease liability for leases with terms greater than twelve months.

Operating lease cost was $22 during both the three and six months ended June 30, 2026. The cash paid for amounts included in the measurement of operating lease liabilities was $22 during both the three and six months ended June 30, 2026. The weighted average remaining lease term was 5.75 years, and the weighted-average discount rate was 9.22% as of June 30, 2026.

Future lease payments under operating leases as of June 30, 2026, were as follows:

Operating Leases
2026 (remaining)	$43
2027	86
2028	86
2029	86
2030	86
Thereafter	107
Total lease payments	494
Less: imputed interest	(110)
Present value of lease liabilities	$384

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Legal, accounting and other professional services	$1,864	$947
Value added tax payable	1,313	315
Technical consultancy	255	238
Directors compensation	444	113
Wages payable	265	329
Other	154	67
Total accrued expenses and other current liabilities	$4,295	$2,009

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

As of June 30, 2026, unearned milestone tranches remain classified as share-settled contingent liabilities and are remeasured at fair value at each reporting date, with changes recognized in earnings until the applicable milestones are achieved or expire.

The following tables provide a summary of changes in the estimated fair value of the Share-Settled Contingent Liability using significant Level 3 inputs:

Balance - January 1, 2026	$186,323
Loss recognized in earnings due to change of fair value, net of foreign currency remeasurement impact	3,335
Foreign currency translation	(3,798)
Balance - March 31, 2026	185,860
Loss recognized in earnings due to change of fair value, net of foreign currency remeasurement impact	12,492
Foreign currency translation	(1,825)
Balance - June 30, 2026	$196,527

The Company estimated the fair value of the Share-Settled Contingent Liability using the Monte Carlo option pricing model with the following inputs:

Weighted average expected term (years)	6.3
Weighted average expected volatility	127.5%
Risk-free interest rate	3.90 - 4.78%
Dividend yield	0%

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

The following table summarizes the significant assumptions used in the valuation of the liability-classified warrants as of June 30, 2026:

	PIPE Warrant	Bridge Loan Warrant
Weighted average expected term (years)	4.28	2.28
Weighted average expected volatility	127.5%	125.0%
Risk-free interest rate	4.1%	4.1%
Dividend yield	0%	0%

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

The following table summarizes the activity in the Company’s warrant liabilities for the period ended June 30, 2026:

	PIPE Warrant	Bridge Loan Warrant
Balance - January 1, 2026	$5,931	$4,305
Loss (gain) recognized in earnings due to change in fair value, net of foreign currency remeasurement impact	71	(154)
Foreign currency translation	(121)	(83)
Balance - March 31, 2026	5,881	4,068
Loss recognized in earnings due to change in fair value, net of foreign currency remeasurement impact	590	73
Foreign currency translation	(62)	(37)
Balance - June 30, 2026	$6,409	$4,104

Refer to Note 8 – Fair Value Measurements for additional information regarding the valuation of the warrant liabilities.

Note 10. Shareholders’ Deficit

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

Vesting Sponsor Shares

In connection with the Business Combination, 549,500 ordinary shares were issued as vesting Sponsor shares. As of June 30, 2026, approximately 50% of these shares have vested, with the remaining shares subject to vesting conditions. The unvested shares are classified as a share-settled contingent liability in the consolidated balance sheets.

Convertible Preferred Shares

The Company issued 8,000 convertible preferred shares that are mandatorily convertible into ordinary shares upon achievement of specified milestones. As of June 30, 2026, 4,000 shares have converted into ordinary shares, and the remaining 4,000 shares are outstanding and classified as share-settled contingent liabilities.

SPAC Financial Advisor Preferred Shares

The Company issued 40 convertible preferred shares to a financial advisor as share-based compensation. As of June 30, 2026, 20 shares have converted into ordinary shares and 20 remain outstanding. These awards are classified in equity and accounted for under ASC 718.

Warrants

See Note 9 – Warrants for additional information.

Note 11. Commitments and Contingencies

Investor Relations and Advisory Services Agreements

The Company has an investor relations and advisory agreement under which it pays a fixed monthly fee, along with certain variable charges. The agreement automatically renewed in April 2026.

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

Senior Advisor Agreement

The Company has an agreement with an independent contractor providing strategic advisory services. Compensation under the agreement includes potential equity-based awards and a commission on qualifying business opportunities. As of June 30, 2026, no equity awards have been granted under this arrangement.

Note 12. Net Loss Per Share

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

Basic and diluted net loss per share attributable to ordinary shareholders were calculated as follows (in thousands except share and per share amounts):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(18,044)	$(1,145)	$(25,150)	$(2,593)
Denominator:
Weighted-average ordinary shares outstanding – basic and diluted	110,226,198	47,500,000	110,226,198	47,500,000
Net loss per share attributable to ordinary shareholders:
Basic and diluted net loss per share	$(0.16)	$(0.02)	$(0.23)	$(0.05)

For the three and six months ended June 30, 2026, no instruments were dilutive. Potential ordinary shares related to share-settled contingent liabilities, unvested Sponsor shares, and certain equity awards were excluded from diluted EPS as the applicable issuance or vesting conditions were not satisfied as of the reporting date.

In addition, liability-classified PIPE and Bridge Warrants and equity-classified warrants were evaluated under the treasury stock method. For the three and six months ended June 30, 2026, the average market price of the Company’s ordinary shares was below the exercise prices of all outstanding warrants; accordingly, all such instruments were anti-dilutive and therefore excluded from diluted EPS.

These anti-dilutive instruments represented approximately 5,475,591 potential ordinary shares as of June 30, 2026. As a result, diluted net loss per share equals basic net loss per share for the period.

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

Note 14. Income Taxes

For the six months ended June 30, 2026, the Company recognized no income tax benefit or expense on a pretax loss of $25,150, resulting in an effective tax rate of 0%. The Company maintained a full valuation allowance against its net deferred tax assets as of June 30, 2026, based on its determination that it is more likely than not that the Company’s net deferred tax assets will not be realized.

Note 15. Subsequent Events

The Company has evaluated subsequent events through August 14, 2026, the date the interim condensed consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to disclosures in the interim condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information that Terra Innovatum Global N.V. (the “Company” or “Terra”) management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025, and the related notes included elsewhere in this Form 10-Q. All amounts in thousands except share and per share amounts.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Form 10-Q.

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

Recent Developments

Lease Agreement

On January 2, 2026, we entered into a lease for office space in Lucca, Italy, with a noncancelable term commencing April 1, 2026 and expiring March 31, 2032. The lease provides for annual base rent of approximately $88 (€75), which is adjusted annually in accordance with the variation in the Italian consumer price index (“ISTAT”), as required under Italian commercial lease law. These index-based rent adjustments are variable lease payments and are recognized as expense in the period incurred; they are not included in the measurement of our lease liability or right-of-use asset.

Financial Performance

For the three months ended June 30, 2026 and 2025, we reported a net loss of $18,044 and $1,145, respectively.

For the six months ended June 30, 2026 and 2025, we reported a net loss of $25,150 and $2,593, respectively. Net cash used in operating activities was $8,778 for the six months ended June 30, 2026 compared to net cash used of $1,371 for the six months ended June 30, 2025.

Key Factors and Trends Affecting Our Business and Results of Operations

We believe the following factors and trends may cause previously reported financial information not to be necessarily indicative of future operating results or future financial conditions:

Product Development Plan. The commercial rollout of advanced nuclear reactors depends on securing regulatory approvals for its design, construction, and operation. Our regulatory engagement plan was submitted to the NRC, and the NRC is currently reviewing a number of safety related topics related to SOLO. Although our team has significant prior experience working with the NRC, we cannot control NRC’s review process and review periods may take longer than anticipated.

Funding and Investment. We have limited financial resources. There can be no assurance that sufficient funding will be available to us to fund our operating expenses and to further develop our business. We anticipate that we will likely need to raise additional capital to fund our operations while we implement and execute our business plan. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our reactor development, to successfully market our reactors and to achieve commerciality for our reactors. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by companies in rapidly evolving industries. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays, changed circumstances, or changed market conditions arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts.

Macroeconomic Conditions and Global Market Dynamics. Our business operates in a complex global environment with multiple interconnected economic factors that can significantly impact our technological development, regulatory trajectory, and potential market penetration. As a nuclear technology company with an international human capital strategy and multinational supply chain, we are sensitive to macroeconomic trends and risks.

Global Supply Chain Dynamics. We utilize a strategic outsourced manufacturing approach for the SOLO project, leveraging international human resources and implementing an international manufacturing model for our FOAK reactor. This strategy exposes us to global supply chain vulnerabilities, including potential impacts from geopolitical tensions, trade agreements, tariffs, and manufacturing disruptions.

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

Inflation and Cost Pressures. Inflationary trends represent a risk to our development trajectory. Escalating costs in specialized manufacturing, regulatory compliance, technical talent acquisition, and raw material procurement could potentially erode our projected economic advantages.

Energy Market Evolution. The global energy transition, driven by decarbonization efforts and increasing demand for reliable low-carbon baseload power, creates both opportunities and challenges. The explosive growth in data center energy requirements, particularly with artificial intelligence (“AI”) and computational infrastructure expansion, presents a promising market segment. However, economic growth cycles, shifts in energy policy, and potential slowdowns in technological adoption could materially affect our market positioning and revenue projections.

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

Regulatory and Geopolitical Landscape. Our multinational operational model requires navigating complex regulatory environments across different jurisdictions. Changes in nuclear energy policies and geopolitical tensions could significantly impact our potential market access. The evolving global stance on nuclear energy, particularly small modular reactors, introduces both strategic opportunities and potential regulatory constraints.

Technological and Labor Market Dynamics. The specialized nature of our technology demands access to a global pool of highly skilled technical talent. Potential labor market shifts, competition for specialized nuclear engineering expertise, and varying international education and training standards could influence our human resource strategy and technology development velocity.

Economic Uncertainty Factors. Macroeconomic uncertainties, including potential recessionary periods, fluctuations in investment trends in energy related technology, and broader economic growth patterns, could affect our funding capabilities, customer acquisition strategies, and overall business development trajectory.

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

Operating Expenses

General and administrative

Our general and administrative expenses consist primarily of advisory fees, legal fees, audit, accounting, professional services fees, insurance, Board of Director compensation, software costs, transportation, food and lodging, conference and seminar registration fees, advertising, rental, filing fees, employee benefits, consultancy fees, representation expenses, commissions, and other miscellaneous expenses.

Development costs

Development costs represent costs incurred to design and engineer SOLO. These costs include technical consulting and personnel-related expenses (such as salaries, employee benefits, and bonuses), software and computing costs, hardware and experimental supplies, and fees for outside engineering, analytical, and consulting services.

Other Income (Expenses)

Other income (expenses)

Our other income (expenses) primarily consists of foreign currency transaction gains and losses, as well as interest income.

Change in fair value – share settled contingent liability

Change in Fair Value – Share-Settled Contingent Liability

In connection with the Business Combination, we issued 8,000 convertible preferred shares (of which 4,000 converted in 2025, with 4,000 remaining unvested) to former Terra Innovatum Global Srl. quotaholders that are mandatorily convertible into our ordinary shares upon the achievement of specified market-based and regulatory milestones (the "Convertible Preferred Shares"). Together with Sponsor ordinary shares subject to similar vesting conditions, the Convertible Preferred Shares will be settled through the issuance of a variable number of our ordinary shares (together, the "Share-Settled Contingent Liability"). Because these instruments settle in a variable number of shares and are not indexed solely to our stock price, they do not qualify for equity classification under ASC 815-40 and ASC 480-10 and are instead recorded as a liability. We remeasure the Share-Settled Contingent Liability to fair value at each reporting date using a Monte Carlo simulation model until the underlying milestones are achieved or expire, with changes recognized in our interim condensed consolidated statements of operations. Because this valuation is highly sensitive to our share price, expected volatility, and the probability-weighted timing of milestone achievement, period-to-period changes can be large relative to our other results of operations and are non-cash in nature.

Change in fair value — warrant liabilities

The change in fair value — warrant liabilities consists of the change in fair value of certain PIPE and Bridge Loan warrants.

Provision for income taxes

Provision (or benefit) for income taxes consists of the expense or income related to income taxes.

Results of Operations

The Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table sets forth our results for the periods indicated and the changes between periods:

	For The Three Months Ended June 30,
	2026	2025	$ Variance	% Variance
Operating expenses:
General and administrative	$4,598	$2,104	$2,494	119%
Development costs	1,481	56	1,425	2,545%
Total operating expenses	6,079	2,160	3,919	181%
Loss from operations	(6,079)	(2,160)	3,919	181%

Other income (expenses):
Other income (expenses)	1,190	(245)	1,435	(586)%
Change in fair value - share settled contingent liability	(12,492)	-	(12,492)	NM
Change in fair value - warrant liabilities	(663)	1,260	(1,923)	(153)%
Total other (expense) income, net	(11,965)	1,015	(12,980)	(1,279)%
Loss before income taxes	(18,044)	(1,145)	(16,899)	(1,476)%
(Provision) benefit for income taxes	-	-	-	0%
Net loss	$(18,044)	$(1,145)	$(16,899)	(1,476)%

NM – not meaningful

Operating Expenses

General and administrative

General and administrative expenses increased by $2,494 for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to increases of (i) $1,707 for consulting/advisory fees paid to non-employee service providers, (ii) $652 for insurance, (iii) $436 for Board of Director compensation, (iv) $85 for transportation, (v) $23 for rental, (vi) $22 for office rent, and (vii) $21 for filing fees. These increases were offset by decreases of (i) $323 for professional fees, (ii) $89 for software expenses, (iii) $20 in contractor costs, (iv) $20 in certificates and procedures, and (v) $17 in consultancy. The remaining $17 net increase is primarily driven by food and lodging, computer equipment depreciation, conference and seminary registration fees, book subscriptions, and other miscellaneous expenses.

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

Development costs

Development costs increased by $1,425 for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to increases of (i) $1,033 in technical consultancy fees, (ii) $179 in other payroll and benefits, (iii) $157 in salaries and wages, and (iv) $79 in employee income tax withholding. The remaining $23 net decrease is primarily driven by transportation and travel costs.

Other Income (Expenses)

Other income (expenses)

Other income was $1,190 for the three months ended June 30, 2026, which primarily consists of $646 of net foreign currency gains and $544 of interest income.

Other expenses was $245 for the three months ended June 30, 2025, which primarily consists of $189 of interest expense and $56 of net foreign currency losses.

Change in fair value – share settled contingent liability

There was a $12,492 unrealized loss in fair value attributable to the change in fair value of the share settled contingent liability for the three months ended June 30, 2026. There was no share settled contingent liability during the same period in 2025.

Change in fair value — warrant liabilities

The $663 unrealized loss in fair value attributable to warrant liabilities for the three months ended June 30, 2026 consists of the change in fair value of certain PIPE and Bridge Loan warrants. There was $1,260 unrealized gain in fair value attributable to certain Bridge Loan warrant liabilities during the same period in 2025.

Provision for income taxes

The provision for income taxes was $0 for the three months ended June 30, 2026 and 2025.

Net loss

Net loss for the three months ended June 30, 2026 was $18,044 compared to $1,145 for the three months ended June 30, 2025. The $16,899 net change was primarily due to the $12,492 change in fair value of the shared settled contingent liability, $3,919 increase in operating expenses and $1,923 change in fair value of warrant liabilities. These increases were partially offset by increases of $1,435 in other income (expenses), net.

The Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table sets forth our results for the periods indicated and the changes between periods:

	For The Six Months Ended June 30,
	2026	2025	$ Variance	% Variance
Operating expenses:
General and administrative	$9,994	$3,520	$6,474	184%
Development costs	2,719	89	2,630	2,955%
Total operating expenses	12,713	3,609	9,104	252%
Loss from operations	(12,713)	(3,609)	9,104	252%

Other income (expenses):
Other income (expenses)	$3,970	$(244)	4,214	(1,727)%
Change in fair value - share settled contingent liability	(15,827)	-	(15,827)	NM
Change in fair value - warrant liabilities	(580)	1,260	(1,840)	(146)%
Total other (expense) income, net	(12,437)	1,016	(13,453)	(1,324)%
Loss before income taxes	(25,150)	(2,593)	(22,557)	(870)%
(Provision) benefit for income taxes	-	-	-	0%
Net loss	$(25,150)	$(2,593)	$(22,557)	(870)%

NM – not meaningful

Operating Expenses

General and administrative

General and administrative expenses increased by $6,474 for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to increases of (i) $4,066 for consulting/advisory fees paid to non-employee service providers, (ii) $1,296 for insurance, (iii) $894 for Board of Director compensation, (iv) $210 for transportation, (v) $142 for software costs, (vi) $63 for food and lodging, (vii) $57 for conference and seminar registration fees, (viii) $47 for rental, and (ix) $43 for filing fees. These increases were offset by decreases of (i) $292 for professional fees, (ii) $86 for software expenses, (iii) $33 for contract fees, and (iv) $27 for consultancy. The remaining $94 net change is primarily driven by office rent, advertising, certificates and procedures, computer equipment depreciation, representation expenses, and other miscellaneous expenses.

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

Development costs

Development costs increased by $2,630 for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to increases of (i) $2,092 in technical consultancy fees, (ii) $231 in other payroll and benefits, (iii) $224 in salaries and wages, and (iv) $103 in employee income tax withholding. The remaining $20 net decrease is primarily driven by transportation and travel costs.

Other Income (Expenses)

Other income (expenses)

Other income was $3,970 for the six months ended June 30, 2026, which primarily consists of $2,815 of net foreign currency gains and $1,155 of interest income.

Other expenses was $244 for the six months ended June 30, 2025, which primarily consists of $189 of interest expense and $55 of net foreign currency losses.

Change in fair value – share settled contingent liability

There was a $15,827 unrealized loss in fair value attributable to the change in fair value of the share settled contingent liability for the six months ended June 30, 2026. There was no share settled contingent liability during the same period in 2025.

Change in fair value — warrant liabilities

The $580 unrealized loss in fair value attributable to warrant liabilities for the six months ended June 30, 2026 consists of the change in fair value of certain PIPE and Bridge Loan warrants. There was $1,260 unrealized gain in fair value attributable to certain Bridge Loan warrant liabilities during the same period in 2025.

Provision for income taxes

The provision for income taxes was $0 for the six months ended June 30, 2026 and 2025.

Net loss

Net loss for the six months ended June 30, 2026 was $25,150 compared to $2,593 for the six months ended June 30, 2025. The $22,557 net change was primarily due to the $15,827 change in fair value of the share settled contingent liability, $9,104 increase in operating expenses, and $1,840 change in fair value of warrant liabilities. These increases were partially offset by an increase of $4,214 in other income, net.

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

As of June 30, 2026, we had cash of $91,055 and an accumulated deficit of approximately $632,426. Net cash used in operating activities was $8,778 for the six months ended June 30, 2026. We have historically incurred recurring operating losses and generated negative cash flows from operations as we are a pre-revenue company developing technology and looking towards commercialization in 2028.

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

Cash Flows

The following table provides detailed information about our net cash flows for the six months ended June 30, 2026 and 2025:

	For The Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(8,778)	$(1,371)
Investing activities	(378)	-
Financing activities	-	4,984
Net (decrease) increase in cash	$(9,156)	$3,613

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2026 was $8,778. This amount was primarily driven by (i) net loss of $25,150, (ii) non-cash adjustments of $15,549, (iii) net working capital decreases of $798, and (iv) an increase in other non-current liabilities of $25.

Net cash used by operating activities for the six months ended June 30, 2025 was $1,371. This amount was primarily attributable to (i) net loss of $2,593, (ii) non-cash adjustments of $1,079, (iii) net working capital decreases of $2,298, and (iv) an increase in other non-current liabilities of $3.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2026 was $378, which was related to the purchases of equipment. There was no net cash from investing activities during the six months ended June 30, 2025.

Financing Activities

There was no net cash from financing activities during the six months ended June 30, 2026. Net cash provided by financing activities for the six months ended June 30, 2025 consisted of proceeds of $4,984. This amount primarily consists of (i) $4,803 of proceeds from bridge loans, (ii) $190 of proceeds from related party loans, (iii) $20 of payments of debt issuance costs associated with the bridge loans, and (iv) $11 of capital contributions.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting, as further described below.

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

Management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework (or “COSO Framework”). As reported in our Form 10-K for the fiscal year ended December 31, 2025, management has concluded that we did not maintain effective internal control over financial reporting due to the existence of four material weaknesses, described further below. A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that material misstatement of annual or interim financial statements would not be prevented or detected. We describe the material weaknesses in the following section.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2026, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2026	Terra Innovatum Global N.V.

/s/ Alessandro Petruzzi
	Name:	Alessandro Petruzzi
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Katherine Williams
	Name:	Katherine Williams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)